Form 10-Q/A
period 2008-06-30
MATCHES, INC.
filed 2008-10-22
CIK 1426703

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of June 30, 2008, the issuer had 2,160,000 shares of common stock issued and outstanding.

	TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10
Item 3. Item 4.	Quantitative and Qualitative Disclosures about Market Risk Controls and Procedures	12 12
PART II – OTHER INFORMATION
Item 1. Item 1A.	Legal Proceedings Risk Factors	15 15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

ITEM 1. FINANCIAL STATEMENTS

Financial Statements for 3 month period ended June. 30, 2008 have been prepared by the Management Group of Matches, Inc.

MATCHES, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

JUNE 30, 2008

ASSETS

Current Assets
Cash and Cash Equivalents	$2,198
Accounts Receivable - Trade	-
Total Current Assets	2,198

Fixed Assets
Machinery and Equipment	-
Furniture and Fixtures	-
Vehicles	-
Leasehold Improvements	-
-
Accumulated Depreciation	-
Total Fixed Assets	-

Total Assets	$2,198

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-
Accrued Payroll Taxes	-
Loans From Shareholders	-
Total Current Liabilities	-

Long Term Liabilities
Bank of Blue Valley Notes
UP Loan
Sterling Bank Loan
Total Long Term Liabilities

Stockholders' Equity
Capital Stock (2,160,000 issued and outstanding)	2,160
Additional Paid In Capital	2,690
Retained Earnings	(2,652)
2,198

Total Liabilities and Stockholders' Equity	$2,198

MATCHES, INC. (A DEVELOPMENT STAGE COMPANY)

INCOME STATEMENT

FOR THE PERIOD ENDED JUNE 30, 2008

Income
Consulting Fees	$-
Discounts Given to Customer	-
Total Income	-

General and Administrative Expenses
Advertising	-
Bank Charges	12
Customer Expense	-
Consulting
Depreciation	-
Dues and Subscriptions	-
Entertainment	-
Insurance - Business	-
Licenses and Permits
Legal and Accounting
Repair and Maintenance	-
Miscellaneous	-
Office Expenses	2640
Rent	-
Taxes and Licenses	-
Payroll Taxes	-
Telephone	-
Travel	-
Uniforms - Laundry	-
Utilities	-
Meals and Entertainment	-
Business Taxes	-
State Disability Employers Ins.	-
Workman's Compensation	-
State Unemployment	-
Total Expenses	2,652

Net Income (Loss)	$(2,652)

Net Income (Loss) per share – 2,160,000 shares issued	$(0.0008)

MATCHES, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED JUNE 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$(2,652)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-
Amortization	-
(Increase) decrease in:
Accounts Receivable	-
Inventory	-
Increase (decrease) in:
Accounts Payable	-
Accrued Payroll Taxes	-
Net Cash Provided (Used) By Operating Activities	(2,652)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-
Net Cash (Used) By Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders	-
Capital Contributions	4,850
Net Cash (Used) By Financing Activities	4,850

NET INCREASE (DECREASE) IN CASH	2,198

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$2,198

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately ($2,652) for the three months ended June 30, 2008.

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

 (b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Oct. 20, 2008

Matches, Inc.
Registrant

By:	/s/ Daren Holm
Darren Holm Chairman of the Board Chief Executive Officer