Form 10-Q
period 2008-09-30
MATCHES, INC.
filed 2008-10-24
CIK 1426703

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Sept. 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of Sept. 30, 2008, the issuer had 3,870,000 shares of common stock issued and outstanding.

	TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10
Item 3. Item 4.	Quantitative and Qualitative Disclosures about Market Risk Controls and Procedures	12 12
PART II – OTHER INFORMATION
Item 1. Item 1A.	Legal Proceedings Risk Factors	14 14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

ITEM 1. FINANCIAL STATEMENTS

Financial Statements for 3 month period ended Sept. 30, 2008 have been prepared by the Management Group of Matches, Inc.

MATCHES, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

SEPT. 30, 2008

ASSETS

Current Assets
Cash and Cash Equivalents	$917.57
Accounts Receivable - Trade	-
Total Current Assets	917.57

Fixed Assets
Machinery and Equipment	-
Furniture and Fixtures	-
Vehicles	-
Leasehold Improvements	-
-
Accumulated Depreciation	-
Total Fixed Assets	-

Total Assets	$917.57

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-
Accrued Payroll Taxes	-
Loans From Shareholders	-
Total Current Liabilities	-

Long Term Liabilities
Bank of Blue Valley Notes
UP Loan
Sterling Bank Loan
Total Long Term Liabilities

Stockholders' Equity
Capital Stock (3,870,000 issued and outstanding)	3,870
Additional Paid In Capital	8,380
Retained Earnings	(11,332.43)
917.57

Total Liabilities and Stockholders' Equity	$917.57

MATCHES, INC. (A DEVELOPMENT STAGE COMPANY)

INCOME STATEMENT

FOR THE PERIOD ENDED SEPT. 30, 2008

Income
Consulting Fees	$-
Discounts Given to Customer	-
Total Income	-

General and Administrative Expenses
Automobile	1,259.35
Bank Charges	931.19
Customer Expense	-
Computer and Internet	5,462.53
Depreciation	-
Dues and Subscriptions	-
Entertainment	-
Insurance - Business	-
Licenses and Permits	225
Legal and Accounting	1,000
Repair and Maintenance	-
Miscellaneous	-
Office Expenses	595.71
Rent	-
Taxes and Licenses	-
Payroll Taxes	-
Telephone	-
Travel	74.24
Uniforms - Laundry	-
Utilities	-
Meals and Entertainment	357.41
Business Taxes	-
State Disability Employers Ins.	-
Workman's Compensation	-
State Unemployment	-
Total Expenses	8,680.43

Net Income (Loss)	$(8,680.43)

Net Income (Loss) per share - 3,870,000 shares issued	$(0.0008)

MATCHES, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED SEPT. 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$(8,680.43)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-
Amortization	-
(Increase) decrease in:
Accounts Receivable	-
Inventory	-
Increase (decrease) in:
Accounts Payable	-
Accrued Payroll Taxes	-
Net Cash Provided (Used) By Operating Activities	(8,680.43)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-
Net Cash (Used) By Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders	-
Capital Contributions	7,400.00
Net Cash (Used) By Financing Activities	7,400.00

NET INCREASE (DECREASE) IN CASH	(1,280.43)

CASH AT BEGINNING OF PERIOD	2,198.00

CASH AT END OF PERIOD	$917.57

MATCHES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF NOVEMBER 28, 2007

TO SEPT. 30, 2008

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately ($8,680.43) for the three months ended Sept. 30, 2008.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Sept. 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of Sept. 30, 2008.

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

As of Sept. 30, 2008, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of Sept. 30, 2008 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Sept. 30, 2008:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended Sept. 30, 2008, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended Sept. 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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