Form 10-K
period 2008-12-31
MATCHES, INC.
filed 2009-04-27
CIK 1426703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 333-149293

Matches, Inc.
(Exact Name of Registrant as Specified in its Charter)

Wyoming	68-0664590
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1700 E. Araby, Suite 64
Palm Springs, CA 92264
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (760) 899-1919

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      .No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      .No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer .	Accelerated Filer .
Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

For the year ended December 31, 2008, the issuer had no revenues.

As of March 20, 2009, there was no active trading market for the issuer’s common stock, $.001 par value.  The issuer has been cleared to trade on the OTC:BB.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of Dec. 31, 2008 was 4,195,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Matches, Inc.

Form 10-K Annual Report

Table of Contents

PART I

Item 1.	Business	5
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	8
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6.	Selected Financial Data	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 8.	Financial Statements and Supplementary Data
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	10
Item 9A(T).	Controls And Procedures	10
Item 9B.	Other Information	11

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Item 11.	Executive Compensation	11
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services	12

PART IV

Item 15.	Exhibits and Financial Statement Schedules	13

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Matches, Inc.

PART 1

ITEM 1.

BUSINESS.

CORPORATE BACKGROUND

Our Background

Matches, Inc. was incorporated pursuant to the laws of the State of Wyoming on Nov. 28, 2007.

Our Business

We are a development stage company. The Company is an online dating services. Our clients will pay a fee and post their profile. The Company will do a character evaluation and find the client a perfect match and identify that match to the client.

We will also seek to ensure that information and photos posted on profiles are accurate.  We intend to develop procedures to make the information given to a prospective match as accurate as possible to lead to the highest percentage of successful matches possible.

Employees

At December 31, 2008, the Company had 1 full time employee.  None of its employees were represented by a collective bargaining arrangement.

The Company does not carry key person life insurance on any of its Directorial personnel. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 1A.

RISK FACTORS.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations.

We were incorporated on Nov. 28, 2007 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception through Dec. 31, 2008 is $23,560.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•

our ability to develop and continually update a functional, user-friendly website;

•

our ability to procure and maintain on commercially reasonable terms relationships with third parties to develop and maintain our website, network infrastructure, and transaction processing systems;

•

our ability to identify and pursue mediums through which we will be able to market our products;

•

our ability to attract customers to our website;

•

our ability to generate revenues through sales on our website; and

•

our ability to manage growth by managing administrative overhead.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause our shareholders to lose their investment.

We may be unable to protect the intellectual property rights that we have.

Darren Holm, our sole officer and director, developed the concepts behind the business plan. Mr. Holm assigned any intellectual property rights that he may have had in that line to us. While Mr. Holm did not believe that website plan infringed on the intellectual property rights of third parties, Mr. Holm did not take any steps such as copyright or trademark protection to protect his intellectual property rights, nor did he conduct any investigation to see if the website plan infringed on the intellectual property rights of third parties. We have not conducted any investigation to see if the website plan infringes on the intellectual property rights of others. We have also not taken any further steps to protect our intellectual property rights in the website designer do we intend to do so until after we receive the proceeds from the offering and start our operations.

Mr. Holm is under no contractual obligation to Matches to continue to develop new web designers is he under any contractual obligation to assign his intellectual property rights in any new lines to Matches. We do not intend to use any person other than Mr. Holm as a source of concepts for new lines to offer on our website.

We intend to rely on a combination of copyright, trademark and trade secret protection and non-disclosure agreements with employees and third-party service providers to establish and protect the intellectual property rights that we have in the products we manufacture and distribute. There can be no assurance that our competitors will not independently develop products that are substantially equivalent or superior to ours. There also can be no assurance that the measures we adopt to protect our intellectual property rights will be adequate to do so. The ability of our competitors to develop products or other intellectual property rights equivalent or superior to ours or that our inability to enforce our intellectual property rights could have a material adverse affect our results of operation.

Though we do not believe that any of the web designs will infringe on the intellectual property rights of third parties in any material respect, there can be no assurance that third parties will not claim infringement by us with respect to the designs. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing  agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, results of operations and financial condition.

Changing consumer preferences will require periodic product introduction.

As a result of changing consumer preferences, many websites are successfully marketed for a limited period of time. There can be no assurance that any of our sites continue to be popular for a period of time. Our success will be dependent upon our ability to develop new and improved websites and product lines. Our failure to introduce new sites and product lines and to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on our financial condition and results of operations.

We face intense competition and our inability to successfully compete with our competitors will have a material adverse effect on our results of operation.

The online dating industry is highly competitive. Our competition in the online dating industry includes eHarmony and Match.com. Many of our competitors have longer operating histories, greater brand recognition, broader product lines and greater financial resources and advertising budgets than we do. Many of our competitors offer similar products or alternatives to our products. We intend to rely solely on concepts and other intellectual property developed by Darren Holm, our sole officer and director. There can be no assurance that we will procure an on-line retail market that will be available to support the sites we will offer or allow us to seek expansion. There can be no assurance that we will be able to compete effectively in this marketplace.

Intellectual property claims against us can be costly and could impair our business. Other parties may assert infringement or unfair competition claims against us. We cannot predict whether third parties will assert claims of infringement against us, or whether any future assertions or prosecutions will harm our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could impair our business.

If we do not attract customers to our website on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract retail customers to our website on cost-effective terms. Our strategy to attract customers to our website, which has not been formalized or implemented, includes viral marketing, the practice of generating "buzz" among Internet users in our products through the developing and maintaining weblogs or "blogs", online journals that are updated frequently and available to the public, postings on online communities such as Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on viral marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources. Our marketing strategy may not be enough to attract sufficient traffic to our website. If we are unsuccessful at attracting a sufficient amount of traffic to our website, our ability to get customers and our financial condition will be harmed.

To date we do not have any customers. We cannot guarantee that we will ever have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

We will be dependent on third parties to develop and maintain our website, network infrastructure, and transaction processing systems; design (based on concepts developed by our sole officer and director); and fulfill a number of customer service and other retail functions. If such parties are unwilling or unable to continue providing these services, our business could be severely harmed.

We will rely on third parties to develop and maintain our website, network infrastructure, and transaction processing systems; design (based on concepts developed by Darren Holm, our sole officer and director) To date we have not entered into any formal relationship with any third parties to provide these services. Our success will depend on our ability to build and maintain relationships with such third party service providers on commercially reasonable terms. If we are unable to build and maintain such relationships on commercially reasonable terms, we will have to suspend or cease operations. Even if we are able to build and maintain such relationships, if these parties are unable to deliver products on a timely basis, our customers could become dissatisfied and decline to make future purchases. If our customers become dissatisfied with the services provided by these third parties, our reputation and the Matches brand could suffer.

We will depend on third-party delivery services to deliver our products to our customers on a timely and consistent basis.

Our operating results will depend on our website, network infrastructure, and transaction processing systems. Capacity restraints or systems failures would harm our business, results of operations and financial condition.

If we are able to develop our website, network infrastructure, and transaction processing systems, any systems interruptions that result in the unavailability of our website or reduced performance of our transaction systems would reduce our transaction volume and the attractiveness of our services and would seriously harm our business, operating results, and financial condition. Our transaction processing systems and network infrastructure may be unable to accommodate increases in traffic to our website. We may be unable to project accurately the rate or timing of traffic increases or successfully upgrade our systems and infrastructure to accommodate future traffic levels on our website. In addition, we may be unable to upgrade or expand our transaction processing systems in an affective and timely manner or to integrate any newly developed or purchased functionality with our then existing systems. Any inability to do so may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property.

Our executive, administrative and operating offices are located at 1700 East Araby, Suite 64, Palm Springs, CA 92264. This is also the office of our sole officer and director, Darren Holm. Mr. Holm makes this space available to the company free of charge. There is no written agreement documenting this arrangement.

We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.

MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is not actively trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.  The company has been cleared to trade on the OTC:BB.

(b) Holders. As of February 20, 2009, there were 41 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.

SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage company and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our auditor's opinion is based on our suffering initial losses, having no operations, and having a working capital deficiency. The opinion results from the fact that we have not generated any revenues and no revenues are anticipated until we complete the development of our website, network infrastructure, and transaction processing systems; complete our initial development; secure third parties to conduct a number of traditional retail operations,  We believe the technical aspects of our website, network infrastructure, and transaction processing systems will be sufficiently developed to use for our operations. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause our shareholders to lose their investment.

Plan of Operation

Upon completion of our public offering, our specific goal is to profitably develop our website. We intend to accomplish the foregoing through the following milestones:

We will continue to hire outside web designers to continue development of our website and begin negotiations with service providers to develop our network infrastructure and transaction processing systems. The negotiation of service providers and the development and maintenance of the website, network infrastructure and transaction processing systems will be ongoing during the life of our operations. Developing a workable version of our website will take approximately three months, and developing workable versions of our network infrastructure and transaction processing systems will take approximately six months.

We intend to promote our website primarily through viral marketing, such as blogs, postings on online communities such as Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth. We also intend to use search engine optimization, the marketing of our website via search engines by purchasing sponsored placement in search result, and to enter into affiliate marketing relationships with website providers to increase our access to Internet consumers. We believe that it will cost a minimum of $15,500 for our marketing campaign. Marketing is an on-going matter that will continue during the life of our operations.

Until our website is fully operational, our network infrastructure and transaction processing systems are in place, we will not be able to sell our services. If we are unable to negotiate suitable terms with service providers to develop and our products and to conduct a number of traditional retail operations and to attract customers to our website, we may have to suspend or cease operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

To become profitable and competitive, we have to continue to develop our website, network infrastructure, and transaction processing systems.  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on Nov. 28, 2007 to Dec. 31, 2008.

Since inception, we sold 160,000 shares of common stock to our sole officer and director for $160 in services, and 2,000,000 shares of common stock to our an investor for $6,425 in cash.  Pursuant to our S-1 offering, we sold 2,135,000 shares for $21,350.

Liquidity and Capital Resources

We cannot guarantee that once we begin operations we will stay in business. If we are unable to successfully attract customers to our website, we may quickly use up the proceeds from our offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from this offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

As of the date of this prospectus, we have yet to generate any revenues from our business operations.

We issued 2,160,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. We also sold 2,135,000 shares pursuant to our S-1 registered offering.

As of Dec. 31, 2008, our total assets were $1,200 and our total liabilities were $2,310. As of Dec. 31, 2008, we had cash of $0. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of March 20, 2009:

Name and Address	Age	Position(s)
Darren Holm	44	President, Chief Executive Officer
1700 E. Araby #64		Chief Financial Officer
Palm Springs, CA 92264		Secretary and sole Director

Our sole director will serve until a successor is elected and qualified, or until the earlier of his death, resignation or removal from office. Our sole officer was elected by the board of directors for a one year term, and will serve until his successor is duly elected or qualified, or until the earlier of his death, resignation or removal from office. The board of directors has no nominating, auditing or compensation committees.

Darren Holm—President, Chief Executive Officer, Chief Financial Officer, Secretary, and sole director.

Mr. Darren Holm was appointed to his positions in November 2007.   His educational background includes Ambulance and Emergency Care, Georgia College through 1984; A.S. EMS Systems Management at Davenport University through December 1985, and A.S. Respiratory Care, June 1989.  Business experience includes 13 years with Springs Ambulance/American Medical Response as Paramedic/Field Training Officer, three years as Medical Division Manager with Desert Airlines, (an aero-medical transport company); and, 3 years with Air Service International-1 year Medical Operations/Office Manager and 2 years as General Manager.

Mr. Holm devotes approximately 10 hours per week to our operations and will devote additional time as required.  Mr. Holm is not an officer or director of any other reporting company.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2008 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.

EXECUTIVE COMPENSATION.

Darren Holm is our sole officer and director.  Mr. Holm does not receive any regular compensation for his services rendered on our behalf. Mr. Holm did not receive any compensation during the years ended December 31, 2008 and 2007. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 20, 2009 regarding the number of shares of common stock of Matches beneficially owned by our directors and named executive officers, our directors and named executive officers as a group, and persons owning 5% or more of Matches' stock.

Name and Address of Beneficial Owner(1)(2)	Number of Shares	Percent of Class

Orion(3)	2,000,000

Darren Holm
1700 East Araby #64	160,000	8%
Palm Springs, CA 92264

(1) All directors, named executive officers, and persons owning 5% our more of Matches’ stock have sole voting and investment power with respect to the shares listed.

(2) No director, named executive officer, or persons owning 5% our more of Matches' stock has any rights to acquire any shares from options, warrants, rights, conversion privileges or similar obligations.

(3)  The majority of the shares of Orion Investment, Inc. are held by Riccardo Mortara.  The remaining shares are held by Robert Filliarato, Dempsey Mork and Randal Baker.

There are no arrangements currently in place which may result in a change of control of Matches.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of Norman LeBeouf. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Blackwing Group LLC is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Blackwing Group LLC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $1,500 and $0 for the fiscal years ended December 31, 2008 and 2007, respectively.

Audit-Related Fees

There were no fees billed by Blackwing Group LLC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2008 and 2007, respectively.

Tax Fees

The aggregate fees billed by Blackwing Group LLC for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2008 and 2007, respectively.

All Other Fees

There were no fees billed by Blackwing Group LLC for other products and services for the fiscal years ended December 31, 2008 and 2007, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•

Report of Independent Registered Public Accounting Firm (Blackwing Group.-2008 and 2007)

•

Balance Sheets at December 31, 2008 and 2007

•

Statements of Operations for the years ended December 31, 2008 and 2007

•

Statements of Changes in Shareholders’ Deficiency for the period from Nov. 28, 2007 (Date of Inception) to December 31, 2008

•

Statements of Cash Flows for the years ended December 31, 2008 and 2007

•

Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matches, Inc.

Date: March 20, 2009

By: /s/ Darren Holm
Darren Holm, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2009

By: /s/ Darren Holm
Darren Holm, President and Director
(Principal Executive Officer)

Date: March 20, 2009

By: /s/ Darren Holm
Darren Holm, Chief Financial Officer
(Principal Financial and Accounting Officer)

MATCHES, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS OF

NOVEMBER 28, 2007 (DATE OF INCEPTION)

TO DECEMBER 31, 2007 AND 2008

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Matches, Inc. (A Development Stage Company)

1700 East Araby, Suite 24

Palm Springs, CA 92264

We have audited the accompanying balance sheet of Matches, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of income and changes in member’s equity, and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Matches, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. In the event that Company fails to meet the anticipated levels of performance there is significant doubt that the Company will be able to meet the debt obligations related to the non public offering. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ The Blackwing Group, LLC

The Blackwing Group, LLC

Issuing Office: Independence, MO

April 26, 2009

MATCHES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

ASSETS
	2008	2007
Current Assets
Cash and Cash Equivalents	$-	$2,100
Receivable from Shareholder	1,200	-
Total Current Assets	1,200	2,100

Total Assets	$1,200	$2,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Cash Deficit	$810	$-
Accounts Payable	1,500	-
Total Current Liabilities	2,310	-

Stockholders' Equity (Note B)
Common stock, par value $.001;
80,000,000 shares authorized;
4,195,000 and 1,290,000
shares issued and outstanding	4,195	2,160
Additional Paid in Capital	22,740	4,425
Retained Earnings (Accumulated Deficit)	(28,045)	(4,485)
Total Stockholders' Equity	(1,110)	2,100

Total Liabilities and Stockholders' Equity	$1,200	$2,100

MATCHES, INC.
(A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENT
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Total Income	$-	$-

General and Administrative Expenses
Bank Charges	427	-
Vehicle Expenses	1,259	-
Computer and Internet Expenses	18,003	-
Dues and Subscriptions	300	325
Legal and Accounting	1,700	4,160
Office Expenses	1,140	-
Travel	74	-
Meals and Entertainment	657	-
Total Expenses	23,560	4,485

Net Income (Loss)	$(23,560)	$(4,485)

Per Share Information:

Net Income (Loss) per share - 1,260,000 shares issued	$(0.008)	$(0.006)

Basic weighted average number
common stock shares outstanding	2,953,849	766,061

Diluted weighted average number
common stock shares outstanding	2,953,849	766,061

MATCHES, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007

CASH FLOWS FROM OPERATING ACTIVITIES
	2008	2007
Net income	$(23,560)	$(4,485)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-	-
(Increase) decrease in:
Receivable from Shareholders	(1,200)	-
Increase (decrease) in:
Accounts Payable	1,500	-
Net Cash Provided (Used) By Operating Activities	(23,260)	(4,485)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-	-
Net Cash (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Deficit	810	-
Capital Stock	20,350	6,585
Net Cash (Used) By Financing Activities	21,160	6,585

NET INCREASE (DECREASE) IN CASH	(2,100)	2,100

CASH AT BEGINNING OF PERIOD	2,100	-

CASH AT END OF PERIOD	$-	$2,100

MATCHES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION
ON NOVEMBER 28, 2007
(Expressed in US Dollars)

	Number of		Additional		Total
	Common	Par	Paid	Deficit	Stockholders'
Capital Stock Issued	Shares	Value	In Capital	Accumulated	Equity (Deficit)

- November 28, 2007	160,000	0.001	-	-	160

- December 21, 2007	2,000,000	0.001	4,425	-	6,425

Net Loss for the period from December 10, 2007				(4,485)	(4,485)
to December 31, 2007
Balance as of December 31, 2007	2,160,000	0.001	4,425	(4,485)	2,100

- May 2008	420,000	0.001	3,780	-	4,200

- June 2008	375,000	0.001	3,375	-	3,750

- July 2008	145,000	0.001	1,305	-	1,450

- September 2008	675,000	0.001	6,075	-	6,750

- October 2008	420,000	0.001	3,780	-	4,200

Net Loss for the year ending December 31, 2008				(23,560)	(23,560)
Balance as of December 31, 2008	4,195,000	0.001	22,740	(28,045)	(1,110)

MATCHES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF NOVEMBER 28, 2007

TO DECEMBER 31, 2008

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

TO DECEMBER 31, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

TO DECEMBER 31, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133.  “Accounting for Derivative Instruments and Hedging Activities, “SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

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

TO DECEMBER 31, 2008

NOTE B – STOCK-BASED COMPENSATION

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

NOTE D – SUBSCRIPTION AGREEMENT

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

In the subscription agreement the purchaser specifically agrees that if the Company has an initial public offering prior to March 15, 2008, and the underwriter in such offering requires the existing shareholders of the Company to agree to a lock-up period during which such shareholders will not dispose of or pledge their securities, the purchasers agree to the lock-up period prescribed by the underwriter. On February 19, 2008, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission in which the Company registered and then sold 2,035,000 newly issued common shares for $20,350.00.

NOTE E – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Four Million One Hundred Ninety Five Thousand outstanding for the development period ending December 31, 2008.

MATCHES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF NOVEMBER 28, 2007

TO DECEMBER 31, 2008

NOTE F – INCOME TAXES

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