Form 10-Q
period 2009-06-30
MATCHES, INC.
filed 2009-08-21
CIK 1426703

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-149294

MATCHES, INC.

(Exact Name of Registrant as Specified in its Charter)

WYOMING	68-0664590
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1700 East Araby Suite 24
Palm Springs CA	92264
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (760) 899-1919

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No     .

As of June 30, 2009, the issuer had 4,275,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 6 month period ended June 30, 2009 have been prepared by the Management Group of Matches, Inc.

Balance Sheet as of June 30, 2009

ASSETS
June 30, 2009
Current Assets
Cash and Cash Equivalents	$-
Receivable from Shareholder	1,200
Total Current Assets	1,200

Total Assets	$1,200

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Cash Deficit	$810
Accounts Payable	1,500
Total Current Liabilities	2,310

Stockholders' Equity (Note B)
Common stock, par value $.001;
80,000,000 shares authorized;
4,195,000 and 1,290,000
shares issued and outstanding	4,195
Additional Paid in Capital	22,740
Retained Earnings (Accumulated Deficit)	(28,045)
Total Stockholders' Equity	(1,110)

Total Liabilities and Stockholders' Equity	$1,200

Income Statement for the six months ended June 30, 2009

June 30, 2009
Total Income	$-

General and Administrative Expenses
Bank Charges	28

Total Expenses	28

Net Income (Loss)	$(28)

Per Share Information:

Net Income (Loss) per share - 3,950,000 shares issued	$(0.00)

Statement of Cash Flows for the six months ended June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
2009
Net income	$(28)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-
(Increase) decrease in:
Receivable from Shareholders	(1,200)
Increase (decrease) in:
Accounts Payable	1,500
Net Cash Provided (Used) By Operating Activities	(28)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-
Net Cash (Used) By Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Deficit	-
Capital Stock	-
Net Cash (Used) By Financing Activities	-

NET INCREASE (DECREASE) IN CASH	-

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$-

MATCHES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF NOVEMBER 28, 2007

TO JUNE 30, 2009

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

TO JUNE 30, 2009

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

TO JUNE 30, 2009

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

TO JUNE 30, 2009

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

NOTE E – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Four Million Two Hundred Seventy Five Thousand outstanding for the development period ending June 30, 2009.

MATCHES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF NOVEMBER 28, 2007

TO JUNE 30, 2009

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately ($8,680.43) for the six months ended June 30, 2009.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2009.

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

As of June 30, 2009, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2009 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2009:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended June 30, 2009, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: Aug. 4, 2009

Matches, Inc.
Registrant

By: /s/ Darren Holm
Darren Holm Chairman of the Board Chief Executive Officer