Form 10-K
period 2009-12-31
MATCHES, INC.
filed 2010-04-06
CIK 1426703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 333-149293

Matches, Inc.
(Exact Name of Registrant as Specified in its Charter)

Wyoming	68-0664590
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

73726 Alessandro Suite 103
Palm Desert, CA 92260
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

For the year ended December 31, 2009, the issuer had no revenues.

As of March 31, 2010, there was no active trading market for the issuer’s common stock, $.001 par value.  The issuer has been cleared to trade on the OTC:BB.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 31, 2010 was 4,275,000 shares.

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

Employees

At December 31, 2009, the Company had 1 full time employee.  None of its employees were represented by a collective bargaining arrangement.

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

We were incorporated on Nov. 28, 2007 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception through Dec. 31, 2009 is $29,110.

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

Results of Operations

From Inception on Nov. 28, 2007 to Dec. 31, 2009.

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

As of Dec. 31, 2009, our total assets were $1,200 and our total liabilities were $3,000. As of Dec. 31, 2009, we had cash of $0. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 10, 2010, Board of Directors of the Registrant dismissed The Blackwing Group, LLC, its independent registered public account firm. The PCAOB revoked the registration of Blackwing on December 22, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements of two issuers from 2006 to 2008, PCAOB rules and quality controls standards and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non cooperation with a Board Investigation. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of The Blackwing Group, LLC as its independent auditor. None of the reports of The Blackwing Group, LLC on the Company's financial statements for either of the past two years or subsequent interim period from Dec. 31, 2008-the date of the last audited financial statements- through January 10, 2010 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10K for the period ended 12/31/2008 a going concern qualification in the registrant's audited financial statements.

During the registrant's two most recent fiscal years and the interim period from Dec. 31, 2008- the date of the last audited financial statements- through January 10, 2010, there were no disagreements with The Blackwing Group, LLC. whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to The Blackwing Group, LLC's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant has engaged Sam Kan & Company, CPA's to act as its independent registered public accounting firm for all statements going forward and to perform any required re-audits. Sam Kan & Company, CPA's have not performed any services for the registrant previously.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of March 20, 2009:

Name and Address	Age	Position(s)
Darren Holm	45	President, Chief Executive Officer
1700 E. Araby #64		Chief Financial Officer
Palm Springs, CA 92264		Secretary and sole Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2009 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.

EXECUTIVE COMPENSATION.

Darren Holm is our sole officer and director.  Mr. Holm does not receive any regular compensation for his services rendered on our behalf. Mr. Holm did not receive any compensation during the years ended December 31, 2009 and 2008. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sam Kan & Associates, 1151 Harbor Bay Parkway, Ste. 101, Alameda CA 94502, (510) 355-0492 is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sam Kan & Associates for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings was $3,000 for the fiscal year ended Dec. 31, 2009.

Audit-Related Fees

There were no fees billed by Sam Kan & Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended Dec. 31, 2009 and 2008, respectively.

Tax Fees

The aggregate fees billed by Sam Kan & Associates for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended Dec. 31, 2009 and 2008, respectively.

All Other Fees

There were no fees billed by Sam Kan & Associates for other products and services for the fiscal years ended Dec. 31, 2009 and 2008, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

  Report of Independent Registered Public Accounting Firm (Sam Kan & Associates-2009 and 2008)
  Balance Sheets at Dec. 31, 2009 and 2008
  Statements of Operations for the years ended Dec. 31, 2009 and 2008 and for the cumulative period from November 28, 2007(Date of Inception) to Dec. 31, 2009
  Statements of Changes in Shareholders’ Deficiency for the period from November 28, 2007 (Date of Inception) to Dec. 31, 2009
  Statements of Cash Flows for the years ended Dec. 31, 2009 and 2008, and for the cumulative period from November 28, 2007 (Date of Inception) to Dec. 31, 2009
  Notes to Financial Statements

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

Date: April 2, 2010

By: /s/ Darren Holm
Darren Holm, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2010

By: /s/ Darren Holm
Darren Holm, President and Director
(Principal Executive Officer)

Date: April 2, 2010

By: /s/ Darren Holm
Darren Holm, Chief Financial Officer
(Principal Financial and Accounting Officer)

MATCHES, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS OF

NOVEMBER 28, 2007 (DATE OF INCEPTION)

TO DECEMBER 31, 2009 AND 2008

SAM KAN AND COMPANY

1151 HARBOR BAY PKWY, STE 101

ALAMEDA, CA 94502

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Matches, Inc.
(A Development Stage Company)
Palm Springs, California

We have audited the accompanying balance sheets of Matches, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matches, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Matches, Inc.’s internal control over financial reporting as of December 31, 2009 and 2008, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note B to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company
Sam Kan & Company
March 31, 2010
Alameda, California

MATCHES, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets
Cash
Prepaid Expenses	$-	$-
Other recievable-related party	1,200	1,200
Total current assets	1,200	1,200

Total assets	$1,200	$1,200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,000	$2,310
Total current liabilities	3,000	2,310

Stockholders' Deficit
Common stock, $.0001 par value; 80,000,000 shares authorized, 4,275,000 and 4,195,000 shares issued and outstanding at December 30, 2009 and 2008	4,275	4,195
Additional paid in capital	23,035	22,315
Deficit accumulated during the development stage	(29,110)	(27,620)
Total stockholders' deficit	(1,800)	(1,110)

Total liabilities and stockholders' deficit	$1,200	$1,200

See accompanying notes to financial statements

MATCHES, INC.
(A Development Stage Enterprise)
Statement of Operations

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the period from November 28, 2007 (inception) to December 31, 2009

Revenue	$-	$-	$-

Expenses
General and administrative	1,490	23,135	29,110
Total expenses	1,490	23,135	29,110

Net loss	$(1,490)	$(23,135)	$(29,110)

Basic and diluted loss per common share	$(0.0004)	$(0.0080)

Weighted average shares outstanding	3,581,365	2,903,934

See accompanying notes to financial statements

MATCHES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the period from November 28, 2007 (inception) to December 31, 2009

Cash flows from operating activities
Net loss	$(1,490)	$(23,135)	$(29,110)
Changes in operating assets and liabilities

Stock Issuance for services	800
other recievable	-	(1,200)	(1,200)
Accounts payable	690	2,310	3,000
Net cash used in operating activities	-	(22,025)	(27,310)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Common stock issued for services	-	-	-
Proceeds from sale of stock	-	20,350	26,510
Net cash provided by financing activities	-	20,350	26,510

Net change in cash	-	(1,675)	(800)

Cash at beginning of period	0	1,675	-

Cash at end of period	$0	$0	$(800)

Supplemental cash flow Information:
Non-cash transactions-stock issuance for services	800	-

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

MATCHES, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, November 28, 2007 (Inception)	2,160,000	$2,160	$4,000	$(4,485)	$1,675
Common stock issued for cash	2,035,000	2,035	18,315	-	20,350
Net loss, period ended December 31, 2008	-	-	-	(23,135)	(23,135)
Balance, December 31,, 2008	4,195,00	4,195	22,315	(27,620)	(1,110)

Common stock issued for cash	80,000	80	720	-	800
Net loss, year ended December 31, 2009	-	-	-	(1,490)	(1,490)
Balance,December 31, 2009	4,275,000	$4,275	$23,035	$(29,110)	$(1,800)

See accompanying notes to financial statements

MATCHES, INC. (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE INCEPTION PERIOD OF NOVEMBER 28, 2007
TO DECEMBER 31, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Matches, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

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
TO DECEMBER 31, 2009

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
TO DECEMBER 31, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

On July 1, 2009, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) became the sole source of authoritative Generally Accepted Accounting Principles (“GAAP”) literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

MATCHES, INC. (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE INCEPTION PERIOD OF NOVEMBER 28, 2007
TO DECEMBER 31, 2009

Recently Issued Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.

The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

NOTE B – GOING CONCERN

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

MATCHES, INC. (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE INCEPTION PERIOD OF NOVEMBER 28, 2007
TO DECEMBER 31, 2009

NOTE C – SUBSCRIPTION AGREEMENT

In November 2007, the Company issued One Hundred Sixty Thousand (160,000) shares of common stock to its officer and director, Darren Holm at $0.001 per share.

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

In the subscription agreement the purchaser specifically agrees that if the Company has an initial public offering prior to March 15, 2008, and the underwriter in such offering requires the existing shareholders of the Company to agree to a lock-up period during which such shareholders will not dispose of or pledge their securities, the purchasers agree to the lock-up period prescribed by the underwriter. On February 19, 2008, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission in which the Company registered and then sold 2,035,000 newly issued common shares for $20,350.

In March 2009, the Company issued 80,000 shares of common stock at $0.01 to the attorney for the professional services rendered. The issuance price was at fair market value based on the public offering in 2008.

NOTE D – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with ASC 260, “Earnings per Share,” formerly known as SFAS No. 128, “Earnings per Share.” The weighted–average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Four Million One Hundred Ninety Five Thousand outstanding for the development period ending December 31, 2009.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2009 and since inception.  As of December. 31, 2009, the Company had 3,581,365 common shares outstanding.  As of December. 31, 2009 and since inception, the Company had no dilutive potential common shares.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
From Inception on November 28, 2007 to Period Ended Dec. 31, 2009	$(29,110)	$3,581,365	$(0.0004)

NOTE E – INCOME TAXES

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components from Inception on November 28, 2007 to December 31, 2009:

2009
Deferred tax assets NOL Carryover	$9,897
Valuations Allowance	(9,897)
Net Deferred Tax Asset	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended Dec. 31, 2009 due to the following:

On December 31, 2009, the Company had an operating loss carry forward of $9,897 that can be used as an offset against future taxable income. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

NOTE F – RELATED PARTY TRANSACTIONS

The Company advanced $1,200 to Darren Holm, Chief Executive Officer of the Company, during the year 2008. This advance is  non-interest bearing and it is due on demand.

NOTE G - SUBSEQUENT EVENTS

In February, 2010, the Company issued a note payable of $3,000 to Dempsey Mork. The note will be matured by December 31, 2010. There is no payment term during the year. Principal and interest of 6% will be due when the loan is matured.