Form 10-Q
period 2010-03-31
MATCHES, INC.
filed 2010-05-10
CIK 1426703

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of March 31, 2010, the issuer had 4,275,000 shares of common stock issued and outstanding.

	TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11

PART II – OTHER INFORMATION

.
.

.

Item 1.	Other Information	15

Item 2.	Exhibits	15

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 3 month period ended March 31, 2010 have been prepared by the Management Group of Matches, Inc.

ASSETS
	Dec. 31	March 31,
	2009	2010
Current Assets
Cash and Cash Equivalents		$-
Receivable from Shareholder	1,200	1,200
Total Current Assets	1,200	1,200

Total Assets	1,200	1,200

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Cash Deficit	-
Accounts Payable	3,000
Total Current Liabilities	3,000

Stockholders' Equity (Note B)
Common stock, par value $.001;
80,000,000 shares authorized;
4,195,000 and 1,290,000
shares issued and outstanding	4,275	4,275
Additional Paid in Capital	23,035	23,035
Retained Earnings (Accumulated Deficit)	(29,110)	(29,110)
Total Stockholders' Equity	(1,800)	(1,800)

Total Liabilities and Stockholders' Equity	1,200	1,200

	Dec. 31	March 31, 2010 -
	2009
Total Income	-

General and Administrative Expenses
	1,490	1,490

Total Expenses	1,490	1,490

Net Income (Loss)	($1,490)$	($1,490)

Per Share Information:

Net Income (Loss) per share 4,275,,000 shares issued	(0.00)	(0.00)

	Dec. 31	March 31
	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	(1,490)	(1,490)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions		-
Net Cash (Used) By Investing Activities		-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Deficit	0	0
Capital Stock	0	0
Net Cash (Used) By Financing Activities	0	0

NET INCREASE (DECREASE) IN CASH	(0)	(0)

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	-	-

MATCHES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF NOVEMBER 28, 2007

TO MARCH 31, 2010

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

TO MARCH 31, 2010

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

TO MARCH 31, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

On July 1, 2009, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the sole source of authoritative Generally Accepted Accounting Principles (“GAAP”) literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

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

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

TO MARCH 31, 2010

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

TO MARCH 31, 2010

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

PART II OTHER INFORMATION

ITEM 1. OTHER INFORMATION

None.

ITEM 2. EXHIBITS

:

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 14, 2010

Matches, Inc.
Registrant

By: /s/ Darren Holm
Darren Holm Chairman of the Board Chief Executive Officer