Form 10-Q
period 2010-06-30
MATCHES, INC.
filed 2010-08-11
CIK 1426703

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010, the issuer had 4,275,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 6 month period ended June 30, 2010 have been prepared by the Management Group of Matches, Inc.

Balance Sheet as of June 30, 2010

ASSETS
		June 30, 2010
Current Assets
Cash and Cash Equivalents		$-
Receivable from Shareholder		1,200
Total Current Assets		1,200

Total Assets		$1,200

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Cash Deficit	$
Accounts Payable		3,000
Total Current Liabilities		3,000

Stockholders' Equity (Note B)
Common stock, par value $.001;
80,000,000 shares authorized;
4,195,000 and 1,290,000
shares issued and outstanding		4,275
Additional Paid in Capital		23,0350
Retained Earnings (Accumulated Deficit)		(29,110)
Total Stockholders' Equity		(1,800)

Total Liabilities and Stockholders' Equity		$1,200

Income Statement for the six months ended June 30, 2010

June 30, 2010
Total Income	$-

General and Administrative Expenses

Total Expenses	1,490

Net Income (Loss)	$(1,490)

Per Share Information:

Net Income (Loss) per share - 3,950,000 shares issued	$(0.00)

Statement of Cash Flows for the six months ended June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
2010
Net loss	$(1,490)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-
(Increase) decrease in:
Stock Issuance for services	800
Increase (decrease) in:
Accounts Payable	690
Net Cash Provided (Used) By Operating Activities

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-
Net Cash (Used) By Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Deficit	-
Capital Stock	-
Net Cash (Used) By Financing Activities	-

NET INCREASE (DECREASE) IN CASH	-

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$-

MATCHES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF NOVEMBER 28, 2007

TO JUNE 30, 2010

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

TO JUNE 30, 2010

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

TO JUNE 30, 2010

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

TO JUNE 30, 2010

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2010:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended June 30, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Date: Aug. 4, 2010

Matches, Inc.
Registrant

By: /s/ Darren Holm
Darren Holm Chairman of the Board Chief Executive Officer