Form 10-Q
period 2010-09-30
MATCHES, INC.
filed 2010-11-08
CIK 1426703

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Registrant's Phone: (760) 776-8899

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

As of September 30, 2010, the issuer had 4,275,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 9 month period ended September 30, 2010 have been prepared by the Management Group of Matches, Inc.

Balance Sheet as of September 30, 2010

ASSETS
September 30, 2010
Current Assets
Cash and Cash Equivalents	$160
Receivable from Shareholder	-
Total Current Assets	160

Total Assets	$1,200

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-
Accounts Payable- Whitehall	39,652
Total Current Liabilities	39,652

Stockholders' Equity (Note B)
Common stock, par value $.001;
80,000,000 shares authorized;
4,275,000 and 1,290,000
shares issued and outstanding	4,195
Additional Paid in Capital	23,035
Retained Earnings (Accumulated Deficit)	(76,802)
Total Stockholders' Equity	(49,492)

Total Liabilities and Stockholders' Equity	$160

Income Statement for the nine months ended September 30, 2010

September 30, 2010
Total Income	$-

General and Administrative Expenses
Bank Charges	460
Travel Expense	650
Insurance Expense	440
Legal and Professional Expenses	6,750
PCAOB Audit Fees	3,000
Bookkeeping and Tax Preparation	21,000
Office Expenses	4,707
Computer and Internet Expenses	461
Postage and Delivery	224
Business Consulting Fees	10,000
Total Expenses	47,692

Net Income (Loss)	$(47,692)

Per Share Information:

Net Income (Loss) per share -4,275,000 shares issued	$(0.01)

Statement of Cash Flows for the nine months ended September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Jan - September 2010	2010
Net Loss	$(47,692)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-
(Increase) decrease in:
Stock Issuance for Services	-
Increase (decrease) in:
Accounts Payable	37,852
Net Cash Provided (Used) By Operating Activities	(9,840)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-
Net Cash (Used) By Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Convertible Note-Millenium	10,000
Capital Stock	-
Net Cash (Used) By Financing Activities	10,000

NET INCREASE (DECREASE) IN CASH	160

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$160

MATCHES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF NOVEMBER 28, 2007

TO SEPTEMBER 30, 2010

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

TO SEPTEMBER 30, 2010

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

TO SEPTEMBER 30, 2010

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

TO SEPTEMBER 30, 2010

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

NOTE D - NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Four Million Two Hundred Seventy Five Thousand outstanding for the development period ending September 30, 2010.

MATCHES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF NOVEMBER 28, 2007

TO SEPTEMBER 30, 2010

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

I

ITEM 2. Significant Financial Transaction

During the quarter we engaged Millenium Group to assist the company new business development strategies and options. Millenium

Group is a consulting services firm owned and managed by Jonathan Mork, 47. His father Dempsey Mork is one of our shareholders.

Matches issued to Millenium Group a $10,000 convertible note as a non-refundable retainer to pay for Millenium to complete due dilligence on Matches, as required by Millenium to secure its assistance with future advice and assistance on new business directions including possible acquisitions. Millenium will also receive a $400,000 cash payment if it is involved in assisting or advising the company on any acquisition that is completed. The note is due and payable to Millenium in two years, and bears a 5% interest rate which shall accrue annually and be payable at maturity. At Millenium's election, this note and any accrued interest can be retired at any earlier time by conversion into common shares. The note is convertible into 4% of Matches ' fully diluted common shares at the time of conversion, with full anti-dilution protection (not adjusted for splits or new issuances). Matches has also agreed that any shares issued under this note will have piggyback registration rights. The Board of Directors of Matches has approved and ratified the terms of this note.

Item 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The financial statements as of and for the period ended on Dec. 31, 2009 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 5. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2010.

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

As of September 30, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2010:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended September 30, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s 10K dated Dec. 31, 2009.

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

Date: Nov. 1, 2010

Matches, Inc.
Registrant

By: /s/ Neville Pearson
Neville Pearson Chairman of the Board Chief Executive Officer