Form 10-K
period 2010-12-31
MATCHES, INC.
filed 2011-03-31
CIK 1426703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

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

Yes  [   ]    No  [  X ]

State issuer's revenues for its most recent fiscal year: $79,869,014

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2011 was $1,000,424  based  on 16,673,737 shares being  owned by non-affiliates,  and the last sale price of $.06 on March 14, 2011.

The number of shares outstanding of theissuer's classes of Common Stock as of  March 15, 2011

Common Stock, $.001 Par Value – 78,525,000 Shares

DOCUMENTS INCORPORATED BY REFERENCE - NONE

PART I

Item 1. BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Matches expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Readers should carefully review the risk factors described  in  other  documents  the Company files from time  to  time  with  the  Securities  and Exchange Commission,  including  the Quarterly Reports on Form 10-Q to be filed  by the Company subsequent to this Annual Report on Form 10-K and any Current Reports  on  Form 8-K filed by the Company.

Background

On December 22, 2010, the Company acquired Golden Stone Rising Limited (“Golden”), a British Virgin Islands Company, by agreeing to issue 170,948,684 shares of Common Stock of the Company, constituting 95.25% of the company after giving effect to the issuance of such shares.  Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of the acquisition and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares, or has completed a contemplated reverse stock split. As of March 31, 2011,  78,525,000 shares were issued and outstanding.

Golden owns 100% of Triple Success Holdings, LLC (“Triple Success”), a Nevada company, which owns 100% of Taicang Kehui Consultants Service Limited (“Taicang Kehui”), a PRC wholly owned foreign enterprise. Taicang Kehui is a PRC company that has a control agreement to manage and operate the business of Suzhou Jinkai Textile Co., Ltd (“Suzhou Jinkai”).  This agreement gives Taicang Kehui control of the board and management of Suzhou Jinkai, as well as the financial costs and benefits, making Suzhou Jinkai a contractually controlled subsidiary. Suzhou Jinkai has two wholly owned subsidiaries, Taicang Jinkai Differentiated Fiber Research and Development Co., Ltd. and Suzhou Hangyu Textile Co., Ltd., as well as one 55% owned subsidiary, Suzhou Zhongxian Supply Chain Management Co., Ltd. In this document, we refer to our overall business, including the operations of Suzhou Jinkai, as “the Company,” or “We.”

The following chart illustrates our corporate structure:

Contractual Arrangements with Suzhou Jinkai

The Company’s relationships with Suzhou Jinkai and its shareholders are governed by a series of contractual arrangements, described below, through which the Company exercises management rights over Suzhou Jinkai (collectively, the “Contractual Agreements”).  None of the Company or its subsidiaries own any direct equity interest in Suzhou Jinkai.  On November 20, 2010, Taicang Kehui entered into the following contractual arrangements with Suzhou Jinkai and its shareholders:

Entrusted Management Agreement.  Pursuant to the Entrusted Management Agreement between Taicang Kehui, Suzhou Jinkai and the Suzhou Jinkai Shareholders (as defined below) (the “Entrusted Management Agreement”), Suzhou Jinkai and its shareholders agreed to entrust the business operations of Suzhou Jinkai and its management to Taicang Kehui until Taicang Kehui acquires all of the assets or equity of Suzhou Jinkai (as more fully described under “Exclusive Option Agreement” below).  Under the Entrusted Management Agreement, Taicang Kehui manages Suzhou Jinkai’s operations and assets, and controls all of Suzhou Jinkai’s cash flow and assets through entrusted or designated bank accounts.  In turn, it is entitled to any of Suzhou Jinkai’s net earnings as a management fee, and is obligated to pay all Suzhou Jinkai’s debts to the extent Suzhou Jinkai is not able to pay such debts.   The Entrusted Management Agreement will remain in effect until the acquisition of all assets or equity of Suzhou Jinkai by Taicang Kehui is completed.

Shareholders’ Voting Proxy Agreement.  Under the Shareholders’ Voting Proxy Agreement (the “Shareholders’ Voting Proxy Agreement”) between Taicang Kehui and the Suzhou Jinkai Shareholders, the Suzhou Jinkai Shareholders irrevocably and exclusively appointed the board of directors of Taicang Kehui as their proxy to vote on all matters that require Suzhou Jinkai shareholder approval.  The Shareholders’ Voting Proxy Agreement shall not be terminated prior to the completion of acquisition of all assets or equity of Suzhou Jinkai by Taicang Kehui.

Exclusive Option Agreement.  Under the Exclusive Option Agreement (the “Exclusive Option Agreement”) between Taicang Kehui, Suzhou Jinkai and the Suzhou Jinkai Shareholders, the Suzhou Jinkai Shareholders granted Taicang Kehui an irrevocable exclusive purchase option to purchase all or part of the shares or assets of Suzhou Jinkai.  The option is exercisable at any time but only to the extent that such purchase does not violate any PRC law then in effect.  The exercise price shall be determined by relevant agreements entered into by and between Taicang Kehui and Suzhou Jinkai Shareholders based on the circumstances of the exercise of option, and such exercise price shall be refunded to Taicang Kehui or Suzhou Jinkai.

Shares Pledge Agreement.  Under the Shares Pledge Agreement among Taicang Kehui, Suzhou Jinkai and the Suzhou Jinkai Shareholders (the “Shares Pledge Agreement”), the Suzhou Jinkai Shareholders pledged all of their equity interests in Suzhou Jinkai, including the proceeds thereof, to guarantee all of Taicang Kehui’s rights and benefits under the Entrusted Management Agreement, the Exclusive Option Agreement and the Shareholders’ Voting Proxy Agreement. Prior to termination of the Shares Pledge Agreement, the pledged equity interests cannot be transferred without Taicang Kehui’s prior consent.

The description of the Contractual Agreements above does not purport to be complete and is qualified in its entirety by reference to the full text of the Contractual Agreements which are filed as Exhibits to this Current Report.  The Contractual Agreements have been included to provide investors and security holders with information regarding their terms.  They are not intended to provide any other factual information about the Company or the other parties thereto.  The Contractual Agreements contain customary representations and warranties the parties thereto made to, and solely for the benefit of, the other parties thereto.  Accordingly, investors and security holders should not rely on the representations and warranties as characterizations of the actual state of facts, since they were only made as of the date of such agreement.  Moreover, information concerning the subject matter of the representations and warranties may change after the date of such agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Call Option Agreements

Chen Jinle and other several senior management and other parties (each of them, the “Purchaser”) have entered into call option agreements, dated as of November 30, 2010 (collectively, the “Call Option Agreements”), with our major shareholder, Hung Tsui Mei, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Hung Tsui Mei at a price of $0.0001 per share for a period of five years upon satisfaction of certain conditions.   These conditions are (1) if the Purchaser and Suzhou Jinkai enter into a binding employment agreement for a term of not less than five years, the Purchaser will be entitled to purchase up to 40% of the total shares granted to the Purchaser; (2) if Suzhou Jinkai achieves not less than after tax net income of US$ 400,000 as determined under United States Generally Accepted Accounting Principles consistently applied (“US GAAP”) for the fiscal year ended December 31, 2010, the Purchaser will be entitle to purchase up to 40% of the total shares granted to the Purchaser; and (3) if Suzhou Jinkai achieves not less than after tax net income of US$ 100,000 as determined under US GAAP for the period from January 1, 2011 to March 31, 2011. The shares covered under such call option agreements amount to 88% of all issued and outstanding shares as of this time, among which Chen Jinle will be entitled to purchase 35% of all issued and outstanding shares of Matches, Inc.

The description of the Call Option Agreements above does not purport to be complete and is qualified in its entirety by reference to the full text of the Call Option Agreements, which are filed as Exhibits to this Current Report.  The Call Option Agreements have been included to provide investors and security holders with information regarding their terms.  They are not intended to provide any other factual information about the Company or the other parties thereto.  The Call Option Agreements contain customary representations and warranties the parties thereto made to, and solely for the benefit of, the other parties thereto.  Accordingly, investors and security holders should not rely on the representations and warranties as characterizations of the actual state of facts, since they were only made as of the date of such agreement.  Moreover, information concerning the subject matter of the representations and warranties may change after the date of such agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Business Overview

We are a manufacturer of chemical fiber commonly known as polyester.     We are based in China in the city of Suzhou, Jiangsu province.    Our business was started in 2001 and today we manufacture two types of fibers, Pre-Oriented Yarn (POY) and Draw Texturing Yarn (DTY), in various sizes and configurations.   Our products are used in a variety of clothing and textile products.

China’s chemical fiber industry was estimated to be 344.7 billion RMB in size in 2009 (Chinese Chemical Fiber Association).  Polyester fiber is made from Polyethylene Terephthalate, commonly known as PET, a thermoplastic polymer resin which is refined from oil.  Modern polyester fibers offer durability, breathability, and strength.

We use approximately 453,427 square feet of production facilities, among which about 350,000 square feet is owned by our company and about 100,000 square feet is leased.  We have an aggregate annual production capacity of approximately 33,800 metric tons of DTY and 31,000 metric tons of POY.   We are located in an area of high concentration for textile manufacturers.    We have over 100 regular customers with our strongest sales in the Jiangsu and Zhejiang provinces, which represent 60% and 25% of our revenues, respectively.

To distinguish ourselves from other manufacturers, we place a strong emphasis on product quality.  We moved into a new production facility in 2008 which utilizes modern equipment.   Our industry expertise in combination with our modern production technologies has allowed us to produce premium quality chemical fibers.

Industry Overview

China’s Economic Outlook

In the 2nd quarter of 2010, China became the world’s second largest economy with a GDP of approximately $1.337 trillion (Bloomberg). China’s economy grew at compound annual growth rate of 15% from 2001-2009 (National Bureau of Statistics of China).  China has experienced increasing urbanization in step with its economic growth.  Urban regions typically have more and better paying job opportunities, resulting in many rural Chinese migrating to these areas. China’s urban population has increased from 562.1 million to 621.9 million from 2005-2009 (National Bureau of Statistics). This has led to an increase in China’s middle class, which now is approximately 23% of the population and is expected to reach 700 million, representing 48% of the total population by 2020 (Euromonitor International).

Chemical Fiber Industry

China is the world leader in chemical fiber manufacturing, with industry output of 27.3 million metric tons in 2009, a 13% increase from 2008 (National Bureau of Statistics of China).  By the end of 2010, it is anticipated China’s annual output will reach 29 million metric tons, a 7% increase from 2009 (Chinese Chemical Fiber Association).  From 2005-2009, industry output increased from approximately 16.2 million metric tons to 27.3 million metric tons (National Bureau of Statistics of China).  One of the most widely used chemical textile fibers is polyester. Clothing polyesters are typically made from POY and DTY yarns.  POY and DTY are derived from a chemical called Polyethylene Terephthalate (PET), a by-product of crude oil.  PET is processed through a combination of heating, drying and mixing procedures, resulting in POY.  POY is a chemical fiber, which typically is made into DTY, by simultaneously stretching and twisting the POY fibers together.  During the first quarter of 2010, the average price of a typical chemical fiber increased from 10,200 RMB to 11,100RMB per metric ton, an increase of 8.82% (Chinese Chemical Fiber Association).

China Domestic Textile Demand

Urbanization and increasing disposable incomes have led to an increase in consumption of personal goods.  China’s clothing consumption per capita increased from $50.3 to $152.6 from 2002-2009 (National Bureau of Statistics of China). Many clothing items are manufactured with the use of chemical fibers. During first 11 months of 2009, the industry output of China textile industry was 3.4 trillion RMB, representing a growth rate of 9.7% compared to the previous year (Chinese Chemical Fiber Association).

China’s Textile Export Demand

The textile’s industry exports were $167 billion in 2009, 16% of national total export (National Bureau of Statistics of China).  According to General Administration of Customs of the People’s Republic of China, the accumulated value of exported textile products was $167.6 billion for the first ten months of 2010, representing a 22.98% increase compared to the same period of 2009. The export level has gradually picked up since early 2010, supported by the increase in monthly clothing orders and the reduction on clothing inventory in the US, gradual economic recovery across the Euro zone particularly in Germany, and the strong demand from ASEAN nations and Mid-East countries.

Competitive Strengths

Our competitive advantages include the following:

Expanded Product Offerings Through Innovation

We use industry best practices and seek to be at the forefront for adoption of new production methods and customer products.  Our research and development department works to develop new products.  We also have partnered with Donghua University, a leading University in the field of chemical textiles.  As a result of our efforts, we have recently developed two patented chemical fibers, with a third patent pending.

Better Efficiency through the Use of Modern Production Facilities

In 2008, we moved into a new production facility using modern production lines.   We customized our production lines to have 16 spinning roles as compared with the industry standard production line 10-12 rolls. We also designed the layout of our production facility specifically to allow more efficient workflow. These modern designs and technologies have allowed us to increase our production efficiency and capacity.

Develop “Jinkai” as a Premium Quality Brand

To achieve favorable brand recognition in the chemical fiber industry, we have made it a company mission to consistently produce premium quality chemical fibers.  We use stringent quality control procedures and modern production technologies to achieve these goals. We are widely recognized by our customers for having premium quality products and in 2003 trademarked our “Jinkai” brand name.

Experienced Management Team

Our senior management team has over 20 years aggregate experience in chemical fiber manufacturing. Our middle managers receive on-going training from Qinghua University to keep abreast of industry developments. We provide on-site training sessions for our production workers. Our production managers typically have a masters’ degrees in chemical fiber manufacturing.

Business Strategy

We plan to implement the following business strategies:

Expand Production Capacity via Acquisition Opportunities

We plan to pursue acquisition opportunities of other nearby chemical fiber manufacturers as a method to expand our production capacity.  After we acquire these businesses, we plan to implement our business practices and production procedures to achieve quality standards consistent with our current products.

B2B Cooperative

We are working to establish a business to business cooperative for the chemical fiber industry.  There are many local small-scale chemical fiber manufacturers that experience difficulties procuring raw materials at competitive prices. We plan to provide a B2B cooperative-supply chain management service to these small chemical fiber companies.   We plan to use our old production facility as a warehouse to store the chemical fiber supplies.   We own this facility and have re-configured it to serve as storage facility.

Brand and Products

We market our products under the “Jinkai” brand name and the “” logo.  In 2009 we were recognized as a “Famous Brand” in Jiangsu Province Suzhou city, Jiangsu province.  Our product portfolio includes two major categories of chemical fibers: Pre-Oriented Yarn (POY) and Draw Texturing Yarn (DTY). POY is produced during the pre-spinning phase and DTY is produced during the post-spinning phase. We produce more than 10 different varieties of draw texturing yarn (DTY). The products differ by weight and number of intertwined threads.

The chemical fiber varieties are specified by weight and number of intertwined threads per 9,000 meters. For example, a 50D/72F means a weight of 50 grams with 72 fibers interwoven into one. The products we offer are 50D/72F, 75D/72F, 100D/36F, 100D/144F, 125D/144F, 150D/48F, 150D/144F, 150D/288F, 200D/144F, 200D/288F, and 200D/384F.   The higher fiber count per a given weight increases the softness and quality of the chemical fiber.

Research and Development

Currently we have a team of 8 experienced and highly skilled personnel working for our Product Research and Development Division. In 2009 we spent more than one million RMB on the research and development of new polyester fiber technologies.   We collaborate with Donghua University, which is a well-known university for chemical fiber technology. This strategic partnership has helped us improve our research and development capabilities.  We have received patents on two of the technologies we have developed, with a third patent pending.

Currently, we are working on a mass production process to make Poly Trimethylene Terephthalate (PTT). PTT is known to be an excellent material for chemical fibers, based on its wrinkle-free, comfort and durability characteristics.   PPT is produced today by Shell and DuPont.  Many small companies in China have sought to make PTT, but have experienced difficulty in mass production and quality consistency.  We are currently focusing our research efforts on procedures for mass production of PTT, including modification of machines, adjustments to environmental or external factor settings, and production process refinements. Subject to financial wherewithal, we plan to increase our R&D budget.  We believe that our continued commitment to technology, methodology and new products will enhance our ability to compete.

Production

We have a modern production facility that was built in 2008 and is located in the city of Suzhou, Jiangsu province.  Our production lines have 16-roll-based texturing stands instead of the previous standard 10-12 roll models, allowing us to produce chemical fibers more efficiently. Currently, we have 215 production staff and 73 quality control staff.

We monitor the quality of our production lines using an advanced Siemens computerized quality control system. This allows us greater control of input variables throughout the production process, allowing us to produce consistently high quality products, at high rates of production. Our production facility has an aggregate gross floor area of approximately 24,161 square meters, with an annual production capacity of approximately 33,800 metric tons of DTY and 31,000 metric tons of POY. Prior to our move to our new production facility in 2008, we manufactured our products at a nearby industrial zone in the same city and province.

Production Process

We produce two types of chemical fibers called POY and DTY.  The production process starts with the procurement of PET (polyethylene terephthalate), the raw material used to produce POY.  After raw material quality control inspections, we will store the PET for further processing.  Our production process can be divided into two stages: pre-spinning and post-spinning.  POY is produced during the pre-spinning phase and DTY is produced during the spinning phase.

Pre-Spinning

The first step of pre-spinning is crystallization. Crystallization is the process of removing the residual moisture on the surface of the PET chips by blowing hot air on the PET at a temperature of 170℃-180℃.  After the crystallization stage we continue to reduce the moisture by using computer operated and monitored blow-drying machines, which allow us to not only reduce the surface moisture but also the inner contained moisture.

The PET moisture content will be reduced until the PET is ready for the melting stage.  During the melting stage, the PET is melted into a liquid state by a combination of high temperatures and pressure.  When the PET becomes a liquid, a single fiber of POY can be formed as the liquid passes through tiny precession holes on the spinning machines.  The spinning machines intertwine the POY strands per product order specifications.  The strands are then cooled by blowing air at 21℃.  After the cooling, the POY will be wound into rolls of standard weights.  We then will conduct a series of physical and chemical inspections and tests on the finished POY, complying with the Chinese National Standards for chemical fiber products.

Spinning

In the spinning stage, we transfer the POY from our pre-spinning facility to our post-spinning facility to be converted into DTY. We place the POY in our texturing machines, which operate at various speeds to produce different types of DTY products.  We now have 32 texturing machines and each texturing machine has 250 texturing positions (each position to prepare different rolls of DTY).  At the end of 2011, we will expand our DTY capacity by adding another 20 new model texturing machines.

Production Process Illustration

The following diagram illustrates the production process for our production of POY and DTY:

Raw Materials
Quality Control
Crystallization
Moisture Reduction
Melt
Pre-spinning
Winding
Quality Control
Spinning

8

Procurement

We procure our raw materials primarily through local suppliers located within 100 kilometers of our production facility. We purchase approximately 3,000 metric tons of PET chips per month. Our main raw material PET is a by-product of crude oil, thus its price fluctuates with the price of oil.  We closely monitor prices and attempt to make purchases when the market has favorable pricing conditions. We purchase only high quality PET that meets our quality standards.

Supplier Payment terms

Our common practice is to sign an annual contract with PET chip suppliers. There are two different purchasing terms that we pursue with our suppliers. For approximately 2/3 of our orders we purchased by paying a fixed amount up front for raw materials purchased in that month. At the end of the month, the fixed purchase price per ton is adjusted to reflect the market rate set by Sinopec (China Petroleum & Chemical Corporation). The other 1/3 of our orders are purchased at the current day price. This price is fixed and will be the purchase price throughout the month for PET purchased. This current day price is typically negotiated with our suppliers and reflects the current market price of the PET chips.

Inventory Control and Management

We use the weighted average method to monitor and control our inventory. Our purchasing department monitors, verifies and confirms incoming raw material receipts. Raw materials are tested for quality and stored in our raw materials warehouse, which undergoes weekly inventory reviews.  We store the manufactured POY in the pre-spinning POY warehouse and record the product weight and the number of rolls.  After the post-spinning process, we record the weight and count the rolls of DTY yarns, which are stored temporarily before packaging. Once the DTY is packaged, we move it to finished goods warehouse, where we record the amount of incoming and outgoing packaged DTY. We do a weekly physical inspection of our entire finished goods warehouse.

Quality Control

We follow strict quality control standards and in 2009 received ISO 9001 certification for quality of management.

Raw Materials Quality Control

We request our suppliers to provide us a Certificate of Analysis (COA) for our raw material purchases. We also conduct physical and chemical tests on the raw materials, following national and in-house quality standards.

Production Process Quality Control

We constantly monitor our production-line technical indicators, which include measures such as temperature and moisture levels. While monitoring these indicators, we pay particular attention to the processing temperature, as this is the most critical element to producing high quality POY.  Before the spinning stage, our technicians perform visual inspections on the POY in preparation for it to be processed into DTY. If we experience any production issues, we will send our raw materials to an independent laboratory for physical and chemical property testing. We also perform preventative maintenance on our production lines, which allows them to operate more efficiently.

Finished Products Quality Control

We perform a visual examination on all of our finished goods, examining for any inconsistency or broken strands. We also adhere to the Chinese National Standard for Polyester Fiber testing (updated 2008) which includes:

•

 Oil percentage

•

 Flow measure (CV value)

•

 Oxygen value

•

 Elongation measurement

By performing the above listed quality-control procedures, we are able to achieve consistently high quality products.

Sales and Advertising

We have three sales offices, which are located in Jiangsu Taicang, Jiangsu Jiangyin, and Jiangsu Wujiang. Our sales department has 14 employees and is primarily focused on expanding our market presence in addition to establishing and maintaining customer relationships.  Our sales team is also responsible for communicating customer product feedback to relevant production and quality assurance personnel.  Our sales offices are in areas of high customer concentration.  We believe by stationing sales representatives in these areas, we are able to maintain close relations with key clients.

We typically host promotional product meetings with our key customers every two months or approximately six times a year.  These meetings allow us to continue to build strong relationships with our key customers while introducing new products and receiving feedback on our new products designs.

Our advertising activities include product promotions via the Internet, newspapers, and billboards.  We are actively engaged in trade fairs and other industry specific sales fairs.

Pricing and Order Sizes

We typically price our products slightly higher than other smaller companies in our nearby area. We are able to charge a premium for our products because our customers recognize our brand value and product quality. The size of orders varies from 1 to 1,000 metric tons; the duration of orders varies from 10 days to 5 months.  Based on our customers requests, we will divide larger product orders into multiple smaller-product produce orders for shipment.

Customers

We sell our products to fabric, garment and home furnishing manufacturers and various other textile manufacturers.  Our customers typically sell their products to textile trading companies and end-consumers.  All of our customers are domestic textile producers with majority of them located in Jiangsu and Zhejiang province, which are within 100 to 200 km of our production facility.  We have more than 60 regular customers, of which we have been cooperating at least 3 years.  Typically on an annual basis, we will sell our products to approximately 200 customers.

Ordering of Our Products

Our customers can place orders by phone, email, letter, or fax.  Also customers can directly visit our sales offices or place orders at sales fairs we attend. We provide price quotes to customers upon request and usually recommend for customers to sign purchase agreements for a 1 to 6-month term. We will prequalify new customers creditworthiness before starting production.

Payments for Our Products

We typically require new customers to make full payment before the shipment of our products.  For long-time customers with good payment history, we allow shipment on receiving a 30% down payment, with the remaining payment due 30 days after delivery.  Purchase durations typically range from 10 days to 6 months.  Customers can decide whether to pick up at our facility or to have us deliver their products to their facility.

Customer Service and Return Policy

Upon receiving customer feedback on our products quality, our goal is to respond in a timely manner, and if necessary we will send one of our production engineers to perform an onsite inspection in regards to any production quality issues.  Typically, we aim to resolve customers’ quality control issues within a 24-hour time period.  We do not have a formal return policy and approach product returns on a case-by-case basis.

Seasonality

We experience lower sales during the Chinese Spring Festival, which usually occurs in January or February.  We give our factory workers time off for this holiday and we will temporarily halt production for approximately one month. Our customers also typically halt production during this same time period and approximately the same time length.

Pricing

We price our products mainly according to market conditions, raw material costs, operational expenses and competitors’ prices.  Our main raw material, PET, is a by-product of crude oil, which has frequent price fluctuations.  The purchase price of the PET will directly impact the price we set for our finished goods.  We also pay particular attention to competitors’ prices as to maintain competitive market pricing.

Competition

The China chemical fiber market is a highly competitive and fragmented market in China.  We compete with both national and regional chemical fiber manufacturers. Some of our competitors have higher production capabilities and greater financial resources than us, as well as better brand recognition.  Our primary competition is with local nearby chemical fiber manufacturers and our three major local competitors are Jiangsu Baolong Chemical Fiber Co.,Ltd., Jiangsu Minjun Chemical Fiber Co.,Ltd. and Jiangshu Zhongmin Chemical Fiber Co., Ltd.  We believe we compete effectively with these competitors utilizing our industry expertise, modern production facility and stringent quality control standards to produce premium quality chemical fibers.

Employees

Our production staff lives in an onsite dormitory. We operate 3 shifts per day, eight hours per shift, 7 days a week. Each month, employees are provided four days holiday and in accordance with applicable laws and regulations in the PRC, we provide retirement pension, social insurance fund and medical insurance.

Department	Number of Employees
Production Department	215
Quality Control Department	73
Research and Development	8
Sales and Marketing	14
Administration Department	22
Accounting/Finance Department	11
Senior Management	4
Human Resources Department	5
Purchasing Department	7
Total	359

We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Production Safety Law, the PRC Regulation for Insurance for Labor Injury, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums, and other related regulations, rules and provisions issued by the relevant governmental authorities from time to time, for our operations in the PRC.

According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees. We are required to pay no less than local minimum wages to our employees. We are also required to provide employees with labor safety and sanitation conditions meeting PRC government laws and regulations and carry out regular health examinations of our employees engaged in hazardous occupations.

Intellectual Property

Our “Jinkai” trademark was registered on July 7, 2003 at the Trademark Office of The State Administration for Industry & Commerce of the People’s Republic of China. It will expire on July 6, 2013. We have two patented technologies and a third patent pending.  We plan to continue to register our R&D achievements as proprietary patents and actively protect our intellectual property.

Insurance

We believe that we maintain insurance in line with industry standards. Our insurance coverage primarily relates to property insurance. We also carry employee liability insurance, equipment and machinery insurance, and employee health insurance. We do not maintain general product liability insurance for any of our products. Nevertheless, we believe that our practice is in line with the general industry practice in the PRC as product liability insurance is not required under PRC law.

Legal Compliance and Procedures

We are not engaged in any material litigation, arbitration or claim, and no material litigation, arbitration or claim is known to be pending or threatened by or against us that would have a material adverse effect on our operation results or financial condition.

PRC Government Regulations

Our operations are subject to numerous laws, regulations, rules and specifications of the PRC relating to various aspects. We believe that we are in compliance in all material respects with such laws, regulations, rules, and specifications and have obtained all material permits, approvals and registrations relating to human health and safety, the environment, taxation, foreign exchange administration, financial and auditing, and labor and employments. We make capital expenditures from time to time to stay in compliance with applicable laws and regulations. Below we set forth a summary of the most significant PRC regulations or requirements that may affect our business activities operated in the PRC or our shareholders’ right to receive dividends and other distributions of profits from our PRC subsidiaries.

Business License

Any company that conducts business in the PRC must have a business license that covers a particular type of work. The business license for our PRC business covers its present business of production chemical fiber. Prior to expanding any of our PRC subsidiaries’ business beyond that of its business license, we are required to apply and receive approval from the PRC government.

Annual Inspection

In accordance with relevant PRC laws, all types of enterprises incorporated under the PRC laws are required to conduct annual inspections with the State Administration for Industry and Commerce of the PRC or its local branches.

Employment Laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions.  These include local labor laws and regulations, which may require substantial resources for compliance.

China’s National Labor Law, which became effective on January 1, 1995, and China’s National Labor Contract Law, which became effective on January 1, 2008, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.

Foreign Investment in PRC Operating Companies

The Catalogue for the Guidance of Foreign Investment Industries jointly issued by the Ministry of Commerce, or the MOFCOM, and the National Development and Reform Commission, or the NDRC, in 2007 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership. Our PRC subsidiaries’ business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of the State Administration of Foreign Exchange, or SAFE. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), Foreign Invested Enterprises, or FIEs, may purchase foreign exchange without the approval of the SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from the SAFE.

Regulation of FIEs’ Dividend Distribution

The principal laws and regulations in the PRC governing distribution of dividends by FIEs include:

(i)

The Sino-Foreign Equity Joint Venture Law (1979), as amended, and the Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

(ii)

The Sino-Foreign Cooperative Enterprise Law (1988), as amended, and the Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

(iii)

The Foreign Investment Enterprise Law (1986), as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under these regulations, FIEs in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, foreign-invested enterprises in the PRC are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Regulation of a Foreign Currency’s Conversion into RMB and Investment by FIEs

On August 29, 2008, the SAFE issued a Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises or Notice 142, to further regulate the foreign exchange of FIEs. According to the Notice 142, FIEs shall obtain a verification report from a local accounting firm before converting its registered capital of foreign currency into Renminbi, and the converted Renminbi shall be used for the business within its permitted business scope. The Notice 142 explicitly prohibits FIEs from using RMB converted from foreign capital to make equity investments in the PRC, unless the domestic equity investment is within the approved business scope of the FIE and has been approved by SAFE in advance.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, the SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Notice 75, which became effective as of November 1, 2005, and was further supplemented by two implementation notices issued by the SAFE on November 24, 2005 and May 29, 2007, respectively. SAFE Notice 75 states that PRC residents, whether natural or legal persons, must register with the relevant local SAFE branch prior to establishing or taking control of an offshore entity established for the purpose of overseas equity financing involving onshore assets or equity interests held by them. The term “PRC legal person residents” as used in SAFE Notice 75 refers to those entities with legal person status or other economic organizations established within the territory of the PRC. The term “PRC natural person residents” as used in SAFE Notice 75 includes all PRC citizens and all other natural persons, including foreigners, who habitually reside in the PRC for economic benefit. The SAFE implementation notice of November 24, 2005 further clarifies that the term “PRC natural person residents” as used under SAFE Notice 75 refers to those “PRC natural person residents” defined under the relevant PRC tax laws and those natural persons who hold any interests in domestic entities that are classified as “domestic-funding” interests.

PRC residents are required to complete amended registrations with the local SAFE branch upon: (i) injection of equity interests or assets of an onshore enterprise to the offshore entity, or (ii) subsequent overseas equity financing by such offshore entity. PRC residents are also required to complete amended registrations or filing with the local SAFE branch within 30 days of any material change in the shareholding or capital of the offshore entity, such as changes in share capital, share transfers and long-term equity or debt investments or providing security, and these changes do not relate to return investment activities

Under SAFE Notice 75, PRC residents are further required to repatriate into the PRC all of their dividends, profits or capital gains obtained from their shareholdings in the offshore entity within 180 days of their receipt of such dividends, profits or capital gains. The registration and filing procedures under SAFE Notice 75 are prerequisites for other approval and registration procedures necessary for capital inflow from the offshore entity, such as inbound investments or shareholders loans, or capital outflow to the offshore entity, such as the payment of profits or dividends, liquidating distributions, equity sale proceeds, or the return of funds upon a capital reduction.

Government Regulations Relating to Taxation

On March 16, 2007, the National People’s Congress or the NPC, approved and promulgated the PRC Enterprise Income Tax Law, which we refer to as the New EIT Law. The New EIT Law took effect on January 1, 2008. Under the New EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises that were established before the promulgation date of the New EIT Law and that were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law , the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

The New EIT Law provides that an income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises.” Non-resident enterprises refer to enterprises which do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payor acting as the obligatory withholder under the New EIT Law, and therefore such income taxes generally called withholding tax in practice. The State Council of the PRC has reduced the withholding tax rate from 20% to 10% through the Implementation Rules of the New EIT Law. It is currently unclear in what circumstances a source will be considered as located within the PRC.

We are a U.S. holding company and our income is earned by our subsidiary operations located in the PRC. Thus, if we are considered as a “non-resident enterprise” under the New EIT Law, any dividends paid to us by our subsidiary in the PRC could be considered income sourced within the PRC, and any such dividends may be subject to a 10% withholding tax.

Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between the PRC and the jurisdictions in which our non-PRC shareholders reside. For example, the 10% withholding tax is reduced to 5% pursuant to the Double Tax Avoidance Agreement Between Hong Kong and Mainland China if the beneficial owner in Hong Kong owns more than 25% of the registered capital in a company in the PRC.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in the combined company’s tax rate in the future could have a material adverse effect on its financial conditions and results of operations.

Regulations of Overseas Investments and Listings

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the China Securities Regulatory Commission or the CSRC, the State Asset Supervision and Administration Commission or the SASAC, the State Administration of Taxation, or the SAT, the State Administration for Industry and Commerce or the SAIC and SAFE, amended and released the New M&A Rule, which took effect as of September 8, 2006. This regulation, among other things, includes provisions that purport to require that an offshore special purpose vehicle (SPV) formed for purposes of overseas listing of equity interest in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by SPVs. The CSRC approval procedures require the filing of a number of documents with the CSRC. The application of the New M&A Rule with respect to overseas listings of SPVs remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope of the applicability of the CSRC approval requirement.   We are a US company with subsidiary operations in China and believe that that CSRC approval requirement does not apply to us.

Environmental Protection

Our manufacturing operations are subject to PRC environmental laws and regulations on air emission, solid waste emission, sewage and waste water, discharge of waste and pollutants, and noise pollution. These laws and regulations include Law of the PRC on Environmental Protection, Law of the PRC on the Prevention and Control of Water Pollution, Law of the PRC on the Prevention and Control of Atmospheric Pollution, Law of the PRC on the Prevention and Control of Pollution from Environmental Noise and Law of the PRC on the Prevention and Control of Environmental Pollution of Solid Waste. We are also subject to periodic monitoring by relevant local government environmental protection authorities.

According to these environmental laws and regulations, all business operations that may cause environmental pollution and other public hazards are required to incorporate environmental protection measures into their operations and establish a reliable system for environmental protection. Such a system must adopt effective measures to prevent and control pollution levels and harm caused to the environment in the form of waste gas, waste water and solid waste, dust, malodorous gas, radioactive substance, noise, vibration and electromagnetic radiation generated in the course of production, construction or other activities. Companies in the PRC are also required to carry out an environment impact assessment before commencing construction of production facilities and the installation of pollution treatment facilities that meet the relevant environmental standards and treat pollutants before discharge.

The main environmental impact from our operations is the generation of wastewater and noise pollution from the operation of production machinery. In order to comply with the relevant environmental protection laws and regulations, we have implemented an environmental protection system to ensure the emissions from production operations meet the pollution indicators. In addition, our production plant is located in an open area, away from residential areas and equipped with an appropriate convection and ventilation system. In order to reduce the impact on the environment, we have enhanced the convection and ventilation system at our production facilities to improve air quality and adopted various measures to prevent and minimize the noise pollution from our production operations.

Health and Safety Matters

The PRC Production Safety Law (the “Production Safety Law”) requires that we maintain safe working conditions under the Production Safety Law and other relevant laws, administrative regulations, national standards and industrial standards. We are required to offer education and training programs to our employees regarding production safety. The design, manufacture, installation, use and maintenance of our safety equipment are required to conform to applicable national and industrial standards. In addition, we are required to provide employees with safety and protective equipment that meet national and industrial standards and to supervise and educate them to wear or use such equipment according to the prescribed rules.

We consider the safety of our employees to be a priority. We have implemented internal health and safety policies in the work place, available through our handbook on production safety and security procedures, which incorporate safety laws and regulations in the PRC. We have implemented safety guidelines on production procedures for the safe operation of production equipment and machinery during each stage of the production process. We require our employees to attend occupational safety education training courses on our safety policies and procedures to enhance their awareness of safety issues. We provide and require our employees to wear suitable protective devices to ensure their safety. We also provide employees with free annual medical check-ups.

As required under the Regulation of Insurance for Labor Injury, Provisional Insurance Measures for Maternity of Employees, Interim Regulation on the Collection and Payment of Social Insurance Premiums and Interim Provisions on Registration of Social Insurance, we provide our employees in the PRC with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, injury insurance and medical insurance.

We believe that we were in compliance with all applicable labor and safety laws and regulations in all-material respects, and implemented internal safety guidelines and operating procedures.

We believe that we are in compliance with the new PRC Labor Contract Law, which came into effect on January 1, 2008, in all respects, and do not believe this new law will have any impact on our business and operations. Since the commencement of our business, none of our employees has been involved in any major accident in the course of their employment and we have never been subject to disciplinary actions with respect to the labor protection issues.

Item 1A. RISK FACTORS.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our future business prospects and to make decisions based on of our historical performance.

We have a limited operating history, which makes it difficult to evaluate our business on the basis of historical operations. As a consequence, it is difficult to forecast our future results based upon our historical data. Reliance on our historical results may not be representative of the results we will achieve. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, product costs or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Economic conditions and uncertain economic outlook could adversely affect the Company’s results of operations and financial condition

The global economy is currently undergoing a period of unprecedented volatility. The Company cannot predict when economic conditions will improve or stabilize. A prolonged period of economic volatility or decline could have a material adverse affect on the Company’s results of operations and financial condition and/or exacerbate the other risks related to its business.

The significant price volatility of many of the Company’s raw materials and rising energy costs may result in increased production costs that the Company may not be able to pass on to its customers, which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Our main raw material is derived from petroleum. The prices for petroleum and petroleum-related products are volatile and dependent on global supply and demand dynamics including geo-political risks. While the Company enters into raw material supply agreements from time to time, these agreements typically provide index pricing based on market prices. Therefore, its supply agreements provide only limited protection against price volatility. While the Company has in the past matched cost increases with corresponding product price increases, the Company was not always able to immediately raise product prices, and, ultimately, pass on underlying cost increases to its customers. The Company has in the past lost, and expects that it will continue to lose, customers to its competitors as a result of any price increases. Additional raw material cost increases that the Company is not able to fully pass on to customers or the loss of a large number of customers to competitors as a result of price increases could have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company faces intense competition from a number of domestic fiber producers and domestic textile and apparel producers.

The Company’s industry is highly competitive. The Company competes not only against domestic and foreign chemical fiber producers, but also against importers of foreign sourced fabric and apparel into  China. The primary competitive factors in the textile industry include price, quality, product styling and differentiation, flexibility of production and finishing, delivery time and customer service. The needs of particular customers and the characteristics of particular products determine the relative importance of these various factors. Changes in prices or these competitive factors could cause the Company’s customers to rapidly shift to other producers. In addition, while traditionally the domestic competitors have focused on commodity production, they are now increasingly focused on value-added products, where the Company continues to generate higher margins. Competitive pressures may also intensify as a result of the elimination of China safeguard measures and the potential elimination of duties.

The success of the Company depends on the ability of its senior management team, as well as the Company’s ability to attract and retain key personnel.

The Company’s success is highly dependent on the abilities of its management team. The management team must be able to effectively work together to successfully conduct the Company’s current operations, as well as implement the Company’s strategy, which includes significant domestic expansion. If it is unable to do so, the results of operations and financial condition of the Company may suffer. In addition, as part of the Company’s strategy of international expansion, there is intense competition for the services of qualified personnel. The failure to retain current key managers or key members of product development, manufacturing, or marketing staff, or to hire additional qualified personnel for new operations could be detrimental to the Company’s business.

The Company’s business could be negatively impacted by the financial condition of its customers.

The textile market in China is large and fragmented with many companies experiencing success; others experience difficulty.   The loss of any of our major customers could have a material adverse impact on our business, results of operations, financial condition or cash flows. In addition, any receivable balances related to troubled customers would be at risk in the event of their bankruptcy.

As one of the many participants in the PRC and regional textile and apparel supply chain, the Company’s business and competitive position are directly impacted by the business and financial condition of the other participants across the industry in which it operates, including other regional yarn manufacturers and textile makers. If other downstream participants are unable to access capital, fund their operations and make required technological and other investments in their businesses, or experience diminished demand for their products, there could be a material adverse impact on the Company’s business, financial condition, results of operations or cash flows.

Failure to implement future technological advances in the textile industry or fund capital expenditure requirements could have a material adverse effect on the Company’s competitive position and net sales.

The Company’s operating results depend to a significant extent on its ability to continue to introduce innovative products and applications and to continue to develop its production processes to be a competitive producer. Accordingly, to maintain its competitive position and its revenue base, the Company must continually modernize its manufacturing processes, plants and equipment. To this end, the Company has made significant investments in its manufacturing infrastructure over the past years and does not currently anticipate any significant additional capital expenditures to replace or expand its production facilities over the next few years. Accordingly, the Company expects its capital requirements in the near term will be used primarily to maintain its manufacturing operations. Future technological advances in the textile industry may result in an increase in the efficiency of existing manufacturing and distribution systems or the innovation of new products and the Company may not be able to adapt to such technological changes or offer such products on a timely basis if it does not have the necessary capital. Existing, proposed or yet undeveloped technologies may render our current technology less profitable or less viable, and the Company may not have available the financial and other resources to compete effectively against companies possessing newer technologies. To the extent sources of funds are insufficient to meet its ongoing capital improvement requirements, the Company would need to seek alternative sources of financing or curtail or delay capital spending plans. The Company may not be able to obtain the necessary financing when needed or on terms acceptable to the Company. The Company is unable to precisely predict which of the many possible future products and services will meet the evolving industry standards and consumer demands. If the Company fails to make the capital improvements necessary to continue the modernization of its manufacturing operations and reduction of its costs, its competitive position may suffer, and its net sales may decline.

Unforeseen or recurring operational problems at any of the Company’s facilities may cause significant lost production, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The Company’s manufacturing process could be affected by operational problems that could impair its production capability. Each of its facilities contains complex and sophisticated machines that are used in its manufacturing process. Disruptions at any of its facilities could be caused by maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of any of its machines; the effect of noncompliance with material environmental requirements or permits; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, earthquakes or other catastrophic disasters; labor difficulties; or other operational problems. Any prolonged disruption in operations at any of its facilities could cause significant lost production, which would have a material adverse effect on its business, financial condition, results of operations and cash flows.

Results of operations may fluctuate due to seasonality.

Sales of the operating entities are subject to seasonality. For example, facilities are usually shut down for period of one month around the Chinese Spring Festival because workers receive this time off for holiday. As a result of these reasons, operating results may fluctuate. In addition, the seasonality of results may be affected by other unforeseen circumstances, such as production interruptions. Due to these fluctuations, comparison of sales and operating results between the same periods within a single year, or between different periods in different financial years, are not necessarily meaningful and should not be relied on as indicators of performance.

An inability to diversify may subject us to economic fluctuations within our industry.

Our limited financial resources reduce the likelihood that we will be able to diversify our holdings into other operations. Our inability to diversify our holdings into activities in more than one business area could subject us to economic fluctuations within the chemical fiber industry and therefore increase the risks associated with our operations.

In order to produce high quality products we must be able to purchase sufficient quantities of high quality raw materials. If we are unable to source a sufficient quantity of high quality raw materials, it will adversely affect our ability to satisfy orders from our current customers and expand our business to attract new customers.

Our ability to source and purchase a sufficient quantity of high quality raw material is a risk factor for our business. There is no assurance that we will be able to continue to rely on contacts and business relationships with established suppliers to source and acquire high quality raw materials, and there is no assurance that we will continue to be able to source and purchase sufficient quantities of high quality raw materials for use in the production process.  In the event we are unable to acquire sufficient quantities of high quality raw materials our production process will be adversely affected and we may be unable to produce products which meet specifications established by our customers.  In such an event, our profitability would be adversely affected.

In order to grow at the pace expected by management, we will require additional capital to support our long-term business plan.  If we are unable to obtain additional capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to limit or curtail our future operations.

 We will require additional working capital to support our long-term business plan, which includes expanding our current production capacity, and identifying suitable targets for horizontal or vertical mergers or acquisitions.   Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers.  We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources.  Additional financings could result in significant dilution to our existing stockholders or the issuance of securities with superior rights to our current outstanding securities.  In addition, we may grant registration rights to investors purchasing future equity or debt securities.  If we are unable to raise additional financing, we may be unable to grow or to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all.

Our growth strategy includes making acquisitions in the future, which could subject us to significant risks, any of which could harm our business.

Our growth strategy includes identifying and acquiring or investing in suitable candidates on acceptable terms.  Over time, we may acquire or make investments in other providers of product offerings that complement our business and other companies in the textile industry.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•

diversion of management’s attention from running our existing business

•

increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees

•

increased costs to integrate personnel, customer base and business practices of the acquired company with our own

•

adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions

•

potential disputes with sellers of acquired businesses, technologies, services or products

•

dilution to stockholders if we issue securities in any acquisition

Moreover, performance problems with an acquired business, technology, product or service could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, product or service could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions. For all these reasons, our pursuit of an acquisition and investment strategy or any individual acquisition or investment, could have a material adverse effect on our business, financial condition and results of operations.

We extend credit and could face possible bad debts.

We extend credit to a large number of our customers while generally requiring no collateral. Many of our customers pay in installments, with a portion of the payment being paid after we ship the products. We perform ongoing credit evaluations of our customers’ financial condition and generally have no difficulties in collecting our payments. But if we encounter future problems collecting amounts due from our clients or if we experience delays in the collection of amounts due from our clients, our liquidity could be negatively affected.

We face competition from other polymer and chemical companies, which could adversely affect our sales, results of operations or cash flows.

We actively compete with companies that produce the same or similar products and in some instances with companies that produce different products that are designed for the same end uses. We encounter competition in price, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved.

We expect that our competitors will continue to develop and introduce new and enhanced products, which could cause a decline in the market acceptance of our products. In addition, our competitors could cause a reduction in the selling prices of some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. An inability to compete successfully could have an adverse effect on our financial position, results of operations or cash flows.

We may also experience increased competition from companies that offer products based on alternative technologies and processes that may be more competitive or better in price or performance, causing us to lose customers and result in a decline in our sales volume and earnings.

Additionally, some of our customers may already be or may become large enough to justify developing in-house production capabilities. Any significant reduction in customer orders as a result of a shift to in-house production could adversely affect our sales and operating profits.

The Company could be materially adversely affected by disruptions to manufacturing operations or related infrastructure.

Significant limitation of the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse affect on sales revenue, costs, results of operations, and financial condition.  Disruptions could occur due to internal factors such as computer or equipment malfunction, operator error, or process failures; or external factors such as natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers.

Loss or financial weakness of the Company's largest customers could adversely affect our financial results.

The Company has an extensive customer base; however, loss of, or material financial weakness of, certain of the largest customers could adversely affect the Company's financial condition and results of operations until such business is replaced and no assurances can be made that the Company would be able to regain or replace any lost customers.

Growth initiatives may not achieve desired business or financial objectives and may require a significant use of resources.

The Company continues to identify and pursue growth opportunities through both internal development and acquisitions and joint ventures to diversify and extend the portfolio of our businesses.  These growth opportunities include development and commercialization of new products and technologies, expansion into new markets and geographic regions, and alliances, ventures, and acquisitions that complement and extend the Company's portfolio of businesses and capabilities.  There can be no assurance that such efforts, investments, or acquisitions and alliances will result in financially successful commercialization of products or acceptance by existing or new customers or new markets or achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations.  There also can be no assurance that capital projects for such growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers.  Any such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively affect the returns from any proposed investments and projects.

Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control, that could adversely affect our financial position, results of operations or cash flows.

Several factors may affect the demand for and supply of our products and services, including:

•

economic downturns in the significant end markets that we serve

•

product obsolescence, technological changes that unfavorably alter the value / cost proposition of our products and services

•

competition from existing and unforeseen chemical fibers

•

declines in general economic conditions or reductions in industrial production growth rates, both domestically and globally, which could impact our customers ability to pay amounts owed to us

•

changes in environmental regulations that would limit our ability to sell our products and services in specific markets; and

•

inability to obtain raw materials or supply products to customers due to factors such as supplier work stoppages, supply shortages, plant outages or regulatory changes that may limit or prohibit overland transportation of certain hazardous materials and exogenous factors, like severe weather

If any of these factors occur, the demand for and supply of our products and services could suffer, which would adversely affect our financial position, results of operations and cash flows.

Our manufacturing operations are subject to hazards and other risks associated with fiber production and the related storage and transportation of raw materials, products and wastes.

Our manufacturing operations are subject to the usual hazards and risks associated with fiber production and the related storage and transportation of raw materials, products and wastes. These hazards and risks include, but are not limited to:

•

explosions, fires, inclement weather and natural disasters

•

mechanical failure resulting in protracted or short duration unscheduled downtime

•

regulatory changes that affect or limit the transportation of raw materials

•

inability to obtain or maintain any required licenses or permits

•

interruptions and environmental hazards such as chemical spills, discharges or releases of toxic or hazardous substances or gases into the environment or workplace; and

•

storage tank leaks or other issues resulting from remedial activities

The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole, during and after the period of these operating difficulties. These operating problems may also cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage. We are subject to present and potential future claims with respect to workplace exposure, workers’ compensation and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards that are incident to our business.

Electricity, fuel and raw material costs, and other external factors beyond our control can cause wide fluctuations in our margins and financial performance.

The cost of our electricity, fuel and raw materials, and other costs, may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Raw materials costs represent a substantial part of our manufacturing costs, in particular electricity, represent a component of the costs to manufacture building products. Most of the raw materials we use are PET and the price can fluctuate widely for a variety of reasons. Other external factors beyond our control can cause volatility in raw materials prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors’ actions, international events and circumstances, and governmental regulation in the PRC and abroad. These factors can also magnify the impact of economic cycles on our business. While we attempt to pass through price increases in energy costs and raw materials, there can be no reassurance that we can always succeed in doing so.

Our common stock is quoted only on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

We would like to list our common stock on the NASDAQ Capital Market as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect that it would be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, investor liquidity may be limited

In the event we seek additional capital through equity or debt offerings, our existing stockholders may be diluted or we may be unable to find additional capital on terms favorable to us and our stockholders.

In the event that we need additional working capital for our projected operations, we may seek capital through debt or equity offerings which could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. Those additional issuances of capital stock would result in a reduction of the percentage of ownership interest held by our existing stockholders. Also, the addition of a substantial number of shares of our common stock into the market or the registration of any other securities may significantly and negatively affect the prevailing market price for our common stock. Finally, we may not be able to find additional capital on terms favorable to us through existing markets or investors due to market conditions, our historical performance, or our stock price.

There may be issuances of shares of preferred stock in the future.

Although we currently do not have preferred shares authorized or outstanding, the Company could at some authorized preferred shares and the board of directors could complete the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation

Compliance with corporate governance and disclosure standards is costly.

The Company has spent and continues to spend a significant amount of management time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. Because the Company qualifies as a smaller reporting company, the Company’s independent registered public accounting firm is not required to provide an attestation report. However, there is no guarantee that the Company will receive management assurance or an attestation by our independent registered public accounting firm that internal control over financial reporting is effective in future periods. In the event that the Company’s chief executive officer, chief financial officer or independent registered public accounting firm determines that the Company’s internal control over financial reporting is not effective as required by Section 404 of Sarbanes-Oxley, investor perceptions of the Company may be adversely affected. In addition, overhead may increase as a result of the additional costs associated with complying with the complex legal requirements associated with being a public reporting company.

Our compliance with SEC rules concerning internal controls may be time consuming, difficult and costly.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by SEC rules including Sarbanes-Oxley.  We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We depend upon a limited number of third-party suppliers for raw materials.

We purchase a significant amount of the raw materials from a small number of suppliers. We believe that the loss of any one of its suppliers would not have a long-term material adverse effect because other manufacturers would be able to fulfill those requirements. However, the loss of certain of our suppliers could, in the short term, adversely affect our business until alternative supply arrangements were secured. In addition, there can be no assurance that any new supply arrangements would have terms as favorable as those contained in current supply arrangements. Until now, we have not experienced any significant disruptions in supply as a result of shortages in PET from suppliers.

Changes in the price, availability and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings. We depend upon outside suppliers for most of our raw material needs. Fluctuations in the price, availability and quality of these goods and services could have a negative effect on our production costs and ability to meet the demands of our customers, which would affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, our basic raw materials are petrochemical products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers could significantly increase our costs and negatively affect earnings.

If we are unable to manage our cash effectively, we will not have funds available to repay debt and to maintain the flexibility necessary for successful operation of our business.

Our ability to meet our cash obligations depends on our operating cash flow, access to trade credit, and our ability to borrow under our debt agreements. In addition to the cash needs of operating our business, we have substantial debt repayments that are due over the next several years. Our ability to generate cash flow going forward will depend upon our ability to generate profits from our business. If we are not able to generate cash during the coming year, we may not be able to provide the funds needed to operate and maintain our business or to make payments on our debts as they become due.

Risks relating to doing business in China

Economic, political, legal and social uncertainties in China could adversely affect the Company’s future interests in China. Substantially all sales of the Company are generated from China. We anticipated that sales of the Company’s products in China will continue to represent a substantial proportion of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer buying power and reduce consumption of their products, among other things, which in turn would have a material adverse effect on our business and financial condition.

The ability to implement planned development depends on many factors, including the ability to receive various governmental permits.

In accordance with PRC laws and regulations, the Company is required to maintain various licenses and permits in order to operate at each production facility including, without limitation, hygiene permits and industrial products production permits. Failure to pass these inspections, or the loss of or suspend some or all of production activities, could disrupt their operations and adversely affect our business.

Changes in the policies of the Chinese government could have a significant impact upon the ability to sustain growth and expansion strategies.

Since 1978, the PRC government has promulgated various reforms of its economic system and government structure. These reforms have resulted in significant economic growth and social progress for China in the last two decades. Many of the reforms are unprecedented or experimental, and such reforms are expected to be modified from time to time. Although we cannot predict whether changes in China’s political, economic and social conditions, laws, regulations and policies will have any materially adverse effect on the Company’s current or future business, results of operation or financial condition.

The Company’s ability to continue to expand business depends on a number of factors, including general economic and capital market conditions in China and credit availability from banks and other lenders in China. Recently, the PRC government has implemented various measures to control the rate of economic growth and tighten its monetary policies. Slower economic growth rate may in turn have an adverse effect on the ability to sustain the growth rate historically achieved due to the aggregate market demand for consumer goods, like bottled water.

Failure to comply with the State Administration of Foreign Exchange regulations relating to the establishment of offshore special purpose companies by PRC residents may adversely affect the operating entities.

On October 21, 2005, the State Administration of Foreign Exchange (SAFE) issued a new public notice which became effective on November 1, 2005. The notice requires PRC residents to register with the local State Administration of Foreign Exchange branch before establishing or controlling any company, referred to in the notice as a “special purpose offshore company” outside of China for the purpose of capital financing. PRC residents who are shareholders of a special purpose offshore company established before November 1, 2005 were required to register with the local State Administration of Foreign Exchange Branch. Our beneficial owners, who hold call option agreements, believe that they are not required to file with SAFE until they execute their options and receive ownership in a foreign company.    We cannot assure you that this view is correct, or that all of our beneficial owners will file with SAFE after they execute their call options and become shareholders of the Company. If such beneficial owners fail to comply with the relevant State Administration of Foreign Exchange requirements, such failure may subject the beneficial owners to fines and legal sanctions and may also adversely affect our business operations.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land-use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

The legal environment in China is uncertain and your ability to legally protect your investment could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign owned enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The value of our securities will be affected by the foreign exchange rate between the United States Dollars and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

The revenue of company will affected by trends of changes in Chinese political legislation.

All of the Company’s future business operations are expected to be located in China. As a consequence, the economic, political, legal and social conditions in China could have an adverse effect on the Company’s business, results of operations and financial condition. The legislative trend in China over the past decade has been to enhance the protection afforded to foreign investment and to allow for more active control by foreign parties of foreign invested enterprises. There can be no assurance, however, that legislation directed towards promoting foreign investment will continue. More restrictive rules on foreign investment could adversely affect the Company’s ability to expand its operations into China or repatriate any profits earned there. Some of the changes that could adversely affect the Company include:

•

Level of government involvement in the economy

•

Control of foreign exchange

•

Methods of allocating resources

•

Balance of payments position

•

International trade restrictions

•

International conflict

Substantially all of our business assets are located in China, and substantially all of our sales is derived from China. Accordingly, our results of operations, financial position and prospects are subject to a significant degree to the economic, political and legal development in China.

Health and safety regulation costs could increase.

The Company’s operations are also subject to regulation of health and safety matters. The Company believes that it employs appropriate precautions to protect its employees and others from workplace injuries and harmful exposure to materials handled and managed at its facilities. However, claims that may be asserted against the Company for work-related illnesses or injury, and changes in occupational health and safety laws and regulations in the PRC could increase its operating costs. The Company is unable to predict the ultimate cost of compliance with these health and safety laws and regulations. Accordingly, the Company may become involved in future litigation or other proceedings or be found to be responsible or liable in any litigation or proceedings, and such costs may be material to the Company.

Legislative and regulatory actions could increase the Company's future compliance costs.

The Company's facilities and businesses are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future.  The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based.  The amount accrued reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher costs.  Pending and proposed Chinese legislation and regulation increase the likelihood that the Company's manufacturing sites will in the future be impacted by regulation or taxation of greenhouse gas emissions, which legislation and regulation, if enacted, may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs..

We are subject to litigation and environmental regulations that could adversely impact our sales and earnings.

In the future we could b a party to legal proceedings and claims, including environmental matters, product liability and employment disputes. We face the continual business risk of exposure to claims that our business operations have caused personal injury or property damage. We maintain insurance against product liability claims and in some cases have indemnification agreements with regard to environmental claims, but there can be no assurance that these arrangements will continue to be available on acceptable terms or that such arrangements will be adequate for liabilities actually incurred. Given the inherent uncertainty of litigation, there can be no assurance that claims against the company will not have a material adverse impact on our earnings or financial condition. We are also subject to various laws and regulations in our business, including those relating to environmental protection and the discharge of materials into the environment. We could incur substantial costs as a result of noncompliance with or liability for cleanup or other costs or damages under environmental laws or other regulations.

Our assets are outside the US and the judgments of US courts may not be enforceable in China

Because the assets and operations of the operating entities are located outside the United States and our officers and directors are non-United States citizens living outside of the United States, investors may experience difficulties in attempting to enforce judgments based upon United States federal securities laws against us and our directors. United States laws and/or judgments might not be enforced against us in foreign jurisdictions.

All of our holdings are located outside of the United States, and all the assets of our subsidiary and the operating entities are located outside the United States. In addition, all of our officers and directors are foreign citizens. As a result, it may be difficult or impossible for U.S. investors to enforce judgments made by U.S. courts for civil liabilities against the operating entities or against any of our individual directors or officers. In addition, U.S. investors should not assume that courts in the countries in which our subsidiary is incorporated or where the assets of our subsidiary or the company is located (i) would enforce judgments of U.S. courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

Item 1B.  UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

Item 2. PROPERTIES

Property

All land in the PRC is owned by the government. Instead of offering perpetual ownership, the government grants or allocates landholders a “land-use right.” There are four ways of acquiring land-use rights in the PRC:

•

Grant of the right to use land;

•

Assignment of the right to use land;

•

Lease of the right to use land; and

•

Allocation of the right to use land.

Granted land-use rights are provided by the government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease and transfer the land within the term of the grant. Land is granted for a fixed term, generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other use. The term is renewable in theory. Unlike in western nations, granted land must be used for the specific purpose for which it was granted.

Allocated land-use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user unless otherwise approved by the competent government authorities. Allocated land can be reclaimed by the government at any time. Allocated land use rights may be converted into granted land-use rights upon the payment of a grant fee to the government.

The following chart provides details for our PRC-based properties:

Company Name	Property Area (Sq. meters)	Ownership	Land Area (Sq. meters)	Ownership	Building Address	Principal Uses of Building
Suzhou Jinkai Textile Co.,Ltd (Old Facility)	3648.09	Self-Owned	12594.0	Land-Use Right Owned	Yonglian Development Zone, Huangjing Town, Taicang City, Jiangsu, P.R.China.	Source material and products storage warehouse; Old Office building
Suzhou Jinkai Textile Co.,Ltd (New Facility)	28480.91	Self-Owned	60371.5	Land-Use Right Owned	Yongle Development Zone, Huangjing Town, Taicang City, Jiangsu, P.R.China.	DTY and POY Production facilities; Storage warehouse; Office building; Apartment Buildings; Canteen.

Item 3. LEGAL PROCEEDINGS

Not Applicable.

Item 4. REMOVED AND RESERVED

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information and issuance of unregistered securities

The Company's Common Stock has traded on the OTC Bulletin Board under the symbol MTXS.OB since December 31, 2008.

The trading of the common stock through December 31, 2010 has been sporadic. The last sale price on March 14, 2011 was $.06.

(b)

Holders

As of December 31, 2010, there were approximately 60  record holders of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2010

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

exercise of existing

outstanding options,

(excluding securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

 --

$

--

--

plans approved by

security holders

Equity compensation

_-

--

--

plans not approved

by security holders

Total

--

--

--

Company repurchases of common stock during the years ended December 31, 2010 and 2009.

None

(e)

Performance Graphic.  The Company is not required to provide a performance graph since it is a "smaller reporting company" as defined in Regulation S-K Rule 10(f).

Share issuances in 2010

All share issuances have been previously reported.

 Item 6.

SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to respond to this item.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Disclaimer Regarding Forward-Looking Statements

This Current Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report; provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Form 10-K.

Overview

We are a premium chemical fiber manufacturer of polyester fibers with operations based in Suzhou city, Jiangsu province. We commenced operations in 2001. We manufacture two types of chemical fibers, Pre-Oriented Yarn (the “POY”) and Draw Texturing Yarn (the “DTY”). Our products are used to produce a variety of clothing and textile products.

We primarily sell our products to local distributors and textile manufacturers in the People’s Republic of China (the “PRC”). Our products are sold under the “Jinkai” brand, which is widely recognized among our customers as a premium brand. We place strong emphasis on product quality and use our modern production facility and industry expertise to produce high quality polyester fibers.

Sales

We primarily focus on maintaining current business relationships as well as developing new ones. We have established four sales offices in Jiangsu Taicang, Jiangsu Jiangyin, Jiangsu Wujiang and Zhejiang Haining in efforts to provide our customers more convenient sales points and easier access to customer support. We typically charge a slight premium on our products as compared with other nearby chemical fiber manufacturers. Our order sizes vary from 1 to 1,000 metric tons and the duration of orders can vary from 10 days to 5 months. Typically, we require new customers to make full payments before shipment of our products. For long-time customers with good payment history, we will require them to pay 30% down payment, with the remaining payment due 30 days after delivery.

Our business is affected by many factors, including:

(a)

Raw Material Prices

Our main raw material is PET (Polyethylene Terephthalate), which is derived from crude oil, hence the fluctuation of crude oil price is an important factor affecting the PET prices, and the market supply and demand relations will also affect the PET prices.

(b)

Our Production Capacity

Our production capacity is a function of our factory space, equipment, and staff’s experience and technical level. We currently produce at full production capacity and our ability to expand our production will have significant impact in our ability to increase sales. We have added a new POY production line at the end of year 2010, and a new facility is now under construction and is expected to put into use in the mid of year 2011. Currently, we have outsourced a portion of our production to keep up with our current sales levels.

(c)

Competition

The chemical fiber market in China is large and fragmented. There are many other companies that make similar products, and thus price levels are set by competition in the marketplace. We believe that we are considered better than average in quality and service, and accordingly have been receiving a moderate premium. We are located in a textile intensive region and have a large number of customers within a 200KM radius of our facility. While the China chemical fiber market is vast and national price levels affect local levels, most of our competition takes place from regional companies, as customer desire quick delivery. Also chemical fiber is a major cost component for fabric makers and thus they often prefer chemical fiber suppliers that are closer in proximity to foster closer business ties. Likewise we place great emphasis on the customer relationship, because all of our customers can find other sources if our price, quality, or service became noncompetitive

Please refer to the section “Risk Factors” herein for further information on other factors that may affect our revenue.

Cost of Sales

Our cost of sales consisted primarily of raw material, direct labor and production overhead costs.

Our key raw material is PET and we primarily procure this from several nearby raw material suppliers, both located within 200 kilometers of our production facility.

Direct labor includes salaries, wages and staff related costs of plant operators and those who are directly involved in the production of our products. Overhead consists mainly of depreciation charges on machinery, utilities (water and electricity) and other factory related costs.

In addition to the volume of production, our costs of sales are affected by, (i) factors affecting the costs of raw materials, namely, the market demand and supply conditions for crude oil; (ii) factors affecting labor costs, namely demand and supply of labor, general wage levels, and government regulations; as well as (iii) factors affecting general manufacturing overhead, namely, our depreciation expense resulting from capital expenditures and general prices of utilities charges.

Selling, General and Administrative Expenses

Our selling and distribution costs consist of transportation fee, advertizing and payroll-related costs. Our general and administrative costs consist of payroll-related costs, depreciation, office expenses and legal and professional fees.

Other Income/ (Expense)

Our other income/ (expense) consist of subsidy income, interest income, interest expense and other income. According to the governmental policies and regulations on encouraging the development of domestic enterprises, we sometimes receive government subsidy which includes income-tax rebates, technical renovation subsidy, and incentive subsidy.

Interest Expense

Our interest expense consists of interest expense based on our bank borrowings.

Income Tax Expense

We pay income tax in accordance with our local divisional taxing authority.

Seasonality

We have lower sales during the Chinese Spring Festival, which usually occurs in January or February. Our customers typically halt production during this time and thus demand shrinks for our products.  We give our factory workers time off for this holiday and temporarily halt production.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified certain accounting policies that are significant to the preparation of the financial statements. Critical accounting policies are those that are both most important to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of the financial statements.

Property, plant and equipment

Property plant and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets.  An estimated residual value of 3% or 5% of cost was made for each items for both financial and income tax reporting purposes. The estimated useful lives are as follows:

Building and plant	20 years
Machinery and equipment	5-10 years
Office equipment	5-10 years
Motor vehicles	5 years

Revenue recognition

Revenue from product sales is recognized when title has been transferred, which is generally at the time of customer’s receipt of product, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable, and the collection of the related receivable is probable. The Company report revenue net of value added taxes if applicable.

Inventories

Inventory is stated at the lower of weighted average cost, which takes into account historical prices on a continuing basis, or market. Cost is determined by the weighted average method. Provision for diminution in value on inventories is made using specific identification method.

Accounts receivable

Accounts receivable mainly represent amounts earned and are collectible from customers.  Accounts receivable are stated at the amount the Company expect to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments and uses the specific identification method to record such allowances.  Management of the Companies considers the following factors when determining the collectability of accounts receivable:  a customer's credit-worthiness, past collection history, and changes in a customer's payment terms. Allowance for doubtful accounts is made based on any specifically identified accounts receivable that may become uncollectible.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In January 2010, the FASB issued the following ASC Updates:

In January 2010, the FASB issued the ASU No. 2010-06 - Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial statements of the Company.

Results of Operations for Year Ended December 31, 2010 Compared To the Year Ended December 31, 2009

 The following table sets forth a summary of certain key components of our results of operations for the periods indicated in dollars and as a percentage of sales.

	For The Years Ended December 31,
	2010		2009		Change in %
Sales	$79,869,014	100.0%	$49,504,001	100.0%	61.3%
Cost of Sales	69,789,773	87.4%	41,381,581	83.6%	68.6%
Gross Margin	10,079,241	12.6%	8,122,420	16.4%	24.1%
General and Administrative Expenses	2,369,603	3.0%	1,270,430	2.5%	86.5%
Selling Expenses	830,587	1.0%	388,538	0.8%	113.8%
Income From Operations	6,879,051	8.6%	6,463,452	13.1%	6.4%
Other Expense	243,257	0.3%	127,351	0.3%	91.0%
Income Before Income Tax Expense	6,635,794	8.3%	6,336,101	12.8%	4.7%
Income Tax Expense	1,592,440	2.0%	1,531,547	3.1%	4.0%
Net Income Before Allocation to Non-controlling Interests	$5,043,354	6.3%	$4,804,554	9.7%	5.0%
Less: Net Income Attributable To Non-controlling Interests	(14,292)	0%	-	-	N/A
Net income attributable to Matches, Inc.	$5,057,646	6.3%	$4,804,554	9.7%	5.3%

Sales

For the year ended December 31, 2010, our sales increased by 61.3% to $79,869,014 from $49,504,001 for the year ended December 31, 2009. This increase in our sales is mainly due to the increase in our product prices and increase in our sales volume. During fiscal 2010, the unit price of the Company’s key product-Polyester DTY increased, as result of an increase in the price of PET, the key raw material used to produce DTY polyester. Our average selling price increased by 19.2%, from $1,606 per metric ton for the year ended December 31, 2009 to $1,914 per metric ton for the year ended December 31, 2010. The sales volume increased by 35.3% from 30,831 metric tons as of December 31, 2009 to 41,729 metric tons as of December 31, 2010.

Cost of Sales

Our Cost of Sales increased by 68.6%, from $41,381,581 for the year ended December 31, 2009 to $69,789,773 for the year ended December 31, 2010. Our cost of sales consists primarily of our main raw material PET (Polyethylene Terephthalate), a by-product of crude oil. There are two major reasons attributable to the increase of cost of sales in 2010: The higher increase of unit price of the main raw materials in 2010 than in 2009, and the increase of relevant costs including labor and transportation etc. as our sales quantity grew greatly in 2010. Raw materials comprised 85.2% of cost of sales for fiscal 2010.  During this time period, the price of crude oil increased, resulting in the increase in the price of PET and subsequently increasing our cost of sales. The average purchase price of PET increased by 44.0% from $1,010 in fiscal 2009 to $1,455 in fiscal 2010.

General and Administrative Expenses and Selling Expenses

General and administrative expenses include payroll-related costs, travel expenses, depreciation, office expense and legal and professional fees. For 2010, our general and administrative expenses increased 86.5% from $1,270,430 for the year ended December 31, 2009 to $2,369,603 for the year ended December 31, 2010. This increase was primarily due to the following expenses increased from 2009 to 2010:  Salary Expense, as the company has raised the salary level of staff and recruited several full-time management personnel since 2010; Social Insurance, as the Company has broadened the payment scale of staff social insurance since 2010; Travel Expenses, which was mainly due to frequent travelling for financing activities and RTO;  Legal and professional Fee, which was mainly paid to lawyers, auditors and financial advisors related with the RTO.

Selling expenses include transportation fee, advertizing and payroll-related costs. For the year ended December 31, 2010, selling expenses increased 113.8% from $388,538 to $830,587. This was primarily due to the increase of transportation fee as result of our increase of sales quantity. Besides, after we completed the reverse merger, we spent more commercial fees for normal advertisements including website construction and media publication.

Other Expense

The following table sets forth a breakdown of the primary other expense of the Company:

	Years Ended December 31,
	2010	2009

-Government grants	$873,099	$590,699
-Interest Income	86,131	201,635
-Interest Expense	(1,330,742)	(1,039,004)
-Other Income	128,255	119,319
Other Expense, net	$(243,257)	$(127,351)

Other expense includes interest expense offset by subsidy income, interest income and others. Other expense increased 91% from $127,351 to $243,257. Government grants increased 47.8% from 590,699 to 873,099. This increase was mainly due to the decrease of interest income, the increase of interest expense and government grants in 2010.

Income Tax Expense

Our income tax expense increased 4% from $1,531,547 for the year ended December 31, 2009 to $1,592,440 for the year ended December 31, 2010. Our profits before income taxes increased 4.7% from $6,336,101 for the year ended December 31, 2009 to $6,635,794 for the year ended December 31, 2010. This increase is mainly due to an increase in our profits before income taxes.

Net Income Attributable to Matches, Inc.

Our net income attributable to Matches, Inc. increased 5.3% from $4,804,554 for the year ended December 31, 2009 to $5,057,646 for the year ended December 31, 2010. This increase is primarily due to an increase of 24.1% in our gross profit from $8,122,420 for the year ended December 31, 2009 to $10,079,241 for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The company is exposed to certain risk for negative working capital show on the balance sheet, which increasing the concern for the management ability of fulfill the working capital requirement as well as the ability of going concern. The risk mainly comes from high level of short-term bank borrowing which Matches has a proven record of excellent credit history with the local bank for the past ten years. As a result, the management’s view of our going concern risk is very low.

Restricted net assets

Our ability to pay dividends is primarily dependent on our receiving distributions of funds from our subsidiaries, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC Subsidiaries are required to set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. our off-shore subsidiaries, including Golden Stone Rising Limited(“Golden”), Triple Success Holding LLC (“Triple Success “), do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of the companies.  There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and those reflected in the financial statements prepared in accordance with U.S. GAAP. As of December 31, 2010 and 2009, restricted retained earnings were $1,214,657 and $685,367, respectively, and restricted net assets were $12,094,727 and $11,565,437, respectively. The unrestricted retained earnings as of December 31, 2010 and 2009 were $495,698 and $1,613,820, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

Restricted cash

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $8,798,401 and $3,059,078, as of December 31, 2010 and 2009, respectively, with an increase of $5,739,323, or approximately 187.6%.

The following table sets forth the summary of our cash flows for the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	2010	2009

Net cash provided by operating activities	$6,285,530	$3,701,222
Net cash used in investing activities	(3,444,217)	(2,347,703)
Net cash provided by financing activities	100,044	1,519,177
Effect of foreign currency fluctuation on cash and cash equivalents	157,915	2,613
Cash and cash equivalents-beginning of year	3,303,848	428,539
Cash and cash equivalents- end of year	$6,403,120	$3,303,848

Cash flow from Operating Activities

Net cash provided by operating activities for 2010 was $6,285,530. This was attributable to our net income of $5,043,354, adjusted by non-cash related expenses including depreciation of $1,736,542, amortization of land use rights and land development $85,259 and a net decrease in cash from working capital items of $579,625. The net decrease in working capital items was mainly due to the increase in restricted cash and advance to suppliers, offset by the increase in note payable, trade accounts payable and other payables.

Cash Flow from Investing Activities

During the year ended December 31, 2010, net cash used in investing activities was $3,444, 217, compared to $2,347,703 for the year ended December 31, 2009. The increase was primarily due to our investments in constructing a new facility as well as the purchase of a new POY production line in the year of 2010, which amounted $3.4 million.

Cash Flow from Financing Activities

During the year ended December 31, 2010, net cash provided by financing activities was $100,044, which mainly consisted of a contribution paid from non-controlling interests of $526,608, net proceeds from bank loans of $5,534,944 and dividend paid $5,646,478. As compared with the year 2009 in which the net cash provided by financing activities was $1,519,177, the decrease of cash from financing activities in 2010 was mainly due to the increase of dividends paid to shareholders from 3,469,369 in 2009 to 5,646,478 in 2010.

Our total cash and cash equivalents increased from $3,303,848 as of December 31, 2009 to $ 6, 403,120 as of December 31, 2010.

COMMITMENT AND CONTINGENCIES

Commitments and Contingencies

The following table sets forth the Companies' contractual obligations by specified categories as of December 31, 2010:

	Payment Due by Period
	Total	Less Than 1 Year	More Than 1 Year
Construction in progress	$1,429,553	$1,429,553	$-
Total	$1,429,553	$1,429,553	$-

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have material adverse effect on the business, financial condition or results of operations.

The Company did not record any legal contingencies as of December 31, 2010.

 Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable since the Company is a smaller reporting company.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Matches' financial statements include the following:

MATCHES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Matches, Inc.

We have audited the accompanying consolidated balance sheets of Matches, Inc. and its subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has negative working capital as of December 31, 2010 and 2009, which raises substantial doubts about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Bernstein & Pinchuk, LLP
New York, NY

March 31, 2011

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$6,403,120	$3,303,848
Restricted cash	8,798,401	3,059,078
Notes receivable	2,266,870	2,600,480
Trade accounts receivable, net	4,827,697	6,404,518
Advance to suppliers	7,247,109	1,084,251
Inventories	4,126,215	4,532,761
Prepaid expenses	-	26,327
Loans to third parties	-	65,163
		,
Total current assets	33,669,412	21,076,426

Property plant and equipment, net	17,256,960	14,996,723
Land use rights and land development, net	4,107,420	4,054,796

Total Assets	$55,033,792	$40,127,945

LIABILITIES AND EQUITY

Current liabilities
Short-term bank loans	$18,417,073	$12,322,296
Notes payable	16,263,987	9,822,734
Trade accounts payable	1,780,878	589,376
Advances from customers	260,166	552,932
Income tax payable	428,113	483,227
Other payables	2,172,884	925,366
Amount due to shareholders	181,022	-
Capital lease payable-current portion	308,782	313,727

Total current liabilities	39,812,905	25,009,658

Capital lease payable-long-term portion	194,645	485,540
Total Liabilities	40,007,550	25,495,198

Commitments and Contingencies	-	-

Equity
Shareholders’ equity
Common stock($.001 par value; 80,000,000 shares authorized; 78,525,000 and 70,000,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively) (see note below)	78,525	70,000
Common stock to be authorized and issued ($.001 par value; 100,948,684 shares to be authorized and issued as of December 31, 2010 and 2009) (see note below)	100,949	100,949
Additional paid-in capital	10,700,856	10,709,121
Statutory reserves	1,214,657	685,367
Retained earnings	495,698	1,613,820
Accumulated other comprehensive income	1,905,729	1,453,490
Total Matches, Inc. shareholders’ equity	14,496,414	14,632,747

Non-controlling interests	529,828	-
Total Equity	15,026,242	14,632,747
TOTAL LIABILITIES AND EQUITY	$55,033,792	$40,127,945

(Note: In December 2010, the Company agreed to issue 170,948,684 shares of common stock in a transaction of share exchange, due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Prior to share exchange, the Company has 8,525,000 shares of common stock issued and outstanding, see Note 1 and Note 18 for details)

See notes to the consolidated financial statements.

MATCHES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2010	2009

Sales	$79,869,014	$49,504,001
Cost of sales	69,789,773	41,381,581

Gross margin	10,079,241	8,122,420

Operating expenses
General and administrative expenses	2,369,603	1,270,430
Selling expenses	830,587	388,538
Total operating expenses	3,200,190	1,658,968

Income from operations	6,879,051	6,463,452

Other income/(expense)
Government grants	873,099	590,699
Interest income	86,131	201,635
Interest expense	(1,330,742)	(1,039,004)
Other income	128,255	119,319
Other expense, net	(243,257)	(127,351)

Income before income tax expense	6,635,794	6,336,101
Income tax expense	1,592,440	1,531,547

Net income before allocation to non-controlling interests	5,043,354	4,804,554
Less: Net loss attributable to non-controlling interests	(14,292)	-
Net income attributable to Matches, Inc.	5,057,646	4,804,554
Other comprehensive income

Net income before allocation to non-controlling interests	5,043,354	4,804,554
Foreign currency translation adjustment	469,751	33,696
Comprehensive Income	5,513,105	4,838,250
Less: Comprehensive income attributable to non-controlling interests	3,220	-
Comprehensive Income Attributable to Matches, Inc.	5,509,885	4,838,250
Weighted-average number of common shares outstanding Basic and diluted-actual	70,233,562	70,000,000

Basic and diluted-pro forma (see note below)	$171,182,246	170,948,684

Earnings per share- Basic and diluted-actual	$0.07	$0.07
Basic and diluted-pro forma (see note below)	$0.03	$0.03

Cash dividends per share- Basic and diluted-actual	$0.08	$0.05
Basic and diluted-pro forma (see note below)	$0.03	$0.02

(Note: pro forma earnings per share and cash dividends per share reflects the effect from 100,948,684 shares of common stock to be issued and authorized as of December 31, 2010 and 2009, respectively, see Note 1, Note 20 and Note 22 for details)

See notes to the consolidated financial statements.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Matches, Inc. shareholders’ equity
	Common Stock		Common stock to be issued		Additional paid-in capital	Statutory reserve	Retained earnings	Accumulated other comprehensive income	Non-controlling interests	Total Equity
	Shares	Amount	Shares	Amount

Balance as of December 31,2008	70,000,000	$70,000	100,948,684	$100,949	$10,709,121	$203,861	$760,141	$1,419,794	$-	$13,263,866

Net income	-	-	-	-	-	-	4,804,554	-	-	4,804,554
Transfer to statutory reserve	-	-	-	-	-	481,506	(481,506)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	33,696	-	33,696
Dividend paid	-	-	-	-	-	-	(3,469,369)	-	-	(3,469,369)

Balance as of December 31, 2009	70,000,000	$70,000	100,948,684	$100,949	$10,709,121	$685,367	$1,613,820	$1,453,490	$-	$14,632,747

Effect of reverse merger	8,525,000	8,525	-	-	(8,265)	-	-	-	-	260
Capital contribution from Non-controlling interests	-	-	-	-	-	-	-	-	526,608	526,608
Net income (loss)	-	-	-	-	-	-	5,057,646	-	(14,292)	5,043,354
Transfer to statutory reserve	-	-	-	-	-	529,290	(529,290)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	452,239	17,512	469,751
Dividend paid	-	-	-	-	-	-	(5,646,478)	-	-	(5,646,478)

Balance as of December 31,2010	78,525,000	$78,525	100,948,684	$100,949	$10,700,856	$1,214,657	$495,698	$1,905,729	$529,828	$15,026,242

See notes to the consolidated financial statements

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009
Cash flows from operating activities:
Net income before allocation to non-controlling interests	$5,043,354	$4,804,554
Adjustments to reconcile net income before allocation to non-controlling interests to net cash provided by operation activities:
Depreciation	1,736,542	1,381,215
Amortization of land use rights and land development	85,259	65,795
Loss on disposal of plant and equipment	-	20,367
Changes in operating assets and liabilities
Restricted cash	(5,496,255)	(143,535)
Notes receivable	411,862	(2,447,675)
Trade accounts receivable, net	1,750,943	264,716
Advance to suppliers	(5,975,024)	(706,237)
Inventories	547,252	854,468
Prepaid expenses	26,714	-
Loans to third parties	65,725	1,564,057
Notes payable	5,955,999	(760,667)
Trade accounts payable	1,142,560	(883,906)
Advances from customers	(303,941)	(62,178)
Income tax payable	(69,825)	297,009
Other payables	1,186,025	(546,761)
Amount due to shareholders	178,340	--

Net cash provided by operating activities	6,285,530	3,701,222

Cash flows from investing activities:
Purchases of property plant and equipment	(3,442,456)	(1,078,422)
Payment for land use right and land development	(1,761)	(1,456,242)
Proceed from disposal of equipment	-	186,961

Net cash used in investing activities	(3,444,217)	(2,347,703)

Cash flows from financing activities:
Capital injection	100	-
Capital contribution from non-controlling interests	526,608	-
Repayment of capital lease obligations	(315,130)	(325,098)
Proceeds from bank loans	21,170,570	14,748,103
Repayment of bank loans	(15,635,626)	(9,434,459)
Dividend paid to shareholders	(5,646,478)	(3,469,369)

Net cash provided by financing activities	100,044	1,519,177

Effect of foreign currency fluctuation on cash and cash equivalents	157,915	2,613

Net increase in cash and cash equivalents	3,099,272	2,875,309

Cash and cash equivalents- beginning of year	3,303,848	428,539

Cash and cash equivalents-end of year	$6,403,120	$3,303,848

Supplementary cash flow information:

Cash paid for interest expense	$1,330,742	$1,039,004
Cash paid for income tax	$1,662,265	$1,234,537

See notes to the consolidated financial statements

MATCHES, INC.AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

Matches, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Wyoming on November 28, 2007. On December 17, 2010, the Company entered into Agreement and Plan of Reorganization (the “Exchange Agreement”), pursuant to which we intend to acquire Golden Stone Rising Limited, a British Virgin Islands company (“Golden”). Golden, that, through its subsidiaries and controlled operations in the People’s Republic of China (the “PRC” or “China”), is in the business of producing polyester chemical fibers.

The transaction closed on December 22, 2010 the (“Closing Date”). On the Closing Date, pursuant to the terms of the Company acquired Golden by agreeing to issue 170,948,684 shares of common stock of the Company, constituting 95.25% of the Company’s shares to Golden’s owners after giving effect to the issuance of such shares. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of the acquisition and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or the Company completes a contemplated reverse stock split, which will not affect the total authorized shares.  The stockholder entitled to the additional shares owns a majority of the outstanding common shares, which entitles her to approve the reverse stock split. Golden’s owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of December 31, 2010, 78,525,000 shares are issued and outstanding and 100,948,684 shares are pending to be authorized and issued. These shares have been  recorded in the balance sheets as common stock to be authorized and issued.

Taicang Kehui Consulting Service Limited (“Kehui”) was incorporated under the laws of PRC as the wholly owned subsidiary of Triple Success Holding LLC (“Triple Success “) on October 22, 2010. Triple Success was incorporated in United State of America as a limited liability company on May 25, 2010, which was a wholly owned subsidiary of Golden.

Suzhou Jinkai Textile Co., Ltd (“Jinkai”) was organized under the laws of PRCon April 17, 2001 with registered capital of $60,401 (RMB 500,000). By the end of 2007, the owners made further injection to increase the registered  capital to $7,140,958(RMB56,000,000), which was 90% owned by Mr. Chen Jinle, the Companies’ chairman, and 10% owned by Mr. Chen Chenxu, Mr. Chen Jinle’s nephew. In 2008, the owners injected further capital of $1,459,769 (RMB10,000,000) in Jinkai.

Suzhou Hangyu Textile Co., Ltd (“Hangyu”) was organized under the laws of PRC on January 11, 2006 with registered capital of $2,279,343 (RMB18,000,000), which was 90% owned by Mr. Chen Jinle, and 10% owned by Mr. Chen Chenxu. On January 28, 2010, Mr. Chen Jinle and Mr. Chen Chenxu, the two shareholders of Hangyu, signed Share Transfer Agreements (the “Agreements”) with Jinkai respectively. Pursuant to the Agreements, Mr. Chen Jinle and Mr. Chen Chenxu transferred their total equity interest of Hangyu, representing 90% and 10%, respectively, to Jinkai as capital injection. Jinkai increased its registered capital from $8,600,727 (RMB66,000,000) to $11,465,122 (RMB88,000,000), Therefore, Hangyu became the wholly owned subsidiary of Jinkai since then.

Taicang Jinkai Differentiated Fibers Research and Development Co., Ltd (“Taicang Jinkai”) was established on April 25, 2008 with registered capital of $146,088 (RMB1,000,000), which was the wholly owned subsidiary of Jinkai.

On February 2, 2010, Suzhou Zhongxian Supply Chain Management Co., Ltd (“Zhongxian”), a new subsidiary of Jinkai, was organized under the laws of PRC with registered capital of $1,170,104 (RMB 8,000,000). On the date of inception, Jinkai owns 20% and Mr. Chen Jinle owns 30% of Zhongxian’s equity interest. In April 2010, Mr. Chen Jinle and another individual owner of Zhongxian transferred 10% and 25%, respectively, equity interest in Zhongxian to Jinkai for cash. Jinkai owns 55% equity interest of Zhongxian since then.

Jiankai together with its three subsidiaries are engaged in the manufacturing and sales of terylene partially oriented filament and terylene draw textured yarn.

On November 20, 2010, Kehui entered into the following contractual arrangements with Suzhou Jinkai and its shareholders, providing Kehui the ability to control Jinkai, including its financial interest as described below. Thus, Jinkai became a contractually controlled subsidiary of Kehui (the “Reorganization”).

Entrusted Management Agreement-Pursuant to the Entrusted Management Agreement between Kehui, Jinkai and the Jinkai shareholders, Jinkai and its shareholders agreed to entrust the business operations of Jinkai and its management to Kehui until Kehui acquires all of the assets or equity of Jinkai (as more fully described under “Exclusive Option Agreement” below).  Under the Entrusted Management Agreement, Kehui manages Jinkai’s operations and assets, and controls all of Jinkai’s cash flow and assets through entrusted or designated bank accounts.  In turn, it is entitled to any of Jinkai’s net earnings as a management fee, and is obligated to pay all Jinkai’s debts to the extent Jinkai is not able to pay such debts.   The Entrusted Management Agreement will remain in effect until the acquisition of all assets or equity of Jinkai by Kehui is completed.

Shareholders’ Voting Proxy Agreement-Under the Shareholders’ Voting Proxy Agreement between Kehui and the Jinkai shareholders, the Jinkai shareholders irrevocably and exclusively appointed the board of directors of Kehui as their proxy to vote on all matters that require Jinkai shareholder approval.  The Shareholders’ Voting Proxy Agreement shall not be terminated prior to the completion of acquisition of all assets or equity of Jinkai by Kehui.

Exclusive Option Agreement-Under the Exclusive Option Agreement between Kehui, Jinkai and the Jinkai shareholders, the Jinkai shareholders granted Kehui an irrevocable exclusive purchase option to purchase all or part of the shares or assets of Jinkai.  The option is exercisable at any time but only to the extent that such purchase does not violate any PRC law then in effect.  The exercise price shall be determined by relevant agreements entered into by and between Kehui and Jinkai shareholders based on the circumstances of the exercise of option, and such exercise price shall be refunded to Kehui or Jinkai.

 Shares Pledge Agreement-Under the Shares Pledge Agreement among Kehui, Suzhou Jinkai and the Jinkai shareholders, the Jinkai shareholders pledged all of their equity interests in Jinkai, including the proceeds thereof, to guarantee all of Kehui’s rights and benefits under the Entrusted Management Agreement, the Exclusive Option Agreement and the Shareholders’ Voting Proxy Agreement. Prior to termination of the Shares Pledge Agreement, the pledged equity interests cannot be transferred without Kehui’s prior consent.

Call Option Agreements .Chen Jinle and other several senior management and other parties (each of them, the “Purchaser”) have entered into call option agreements, dated as of November 30, 2010, with our major shareholder, Hung Tsui Mei, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Hung Tsui Mei at a price of $0.0001 per share for a period of five years upon satisfaction of certain conditions.   These conditions are (1) if the Purchaser and Jinkai enter into a binding employment agreement for a term of not less than five years, the Purchaser will be entitled to purchase up to 40% of the total shares granted to the Purchaser; (2) if Suzhou Jinkai achieves not less than after tax net income of US$ 400,000 as determined under United States Generally Accepted Accounting Principles consistently applied (“US GAAP”) for the fiscal year ended December 31, 2010, the Purchaser will be entitle to purchase up to 40% of the total shares granted to the Purchaser; and (3) if Jinkai achieves not less than after tax net income of US$ 100,000 as determined under US GAAP for the period from January 1, 2011 to March 31, 2011. The shares covered under such call option agreements amount to 88% of all issued and outstanding shares as of this time, among which Chen Jinle will be entitled to purchase 35% of all issued and outstanding shares of Matches, Inc.

As a result of these arrangements, Kehui maintained the ability to approve decision made by Jinkai and was entitled to substantially all of the economic benefits of Jinkai. Therefore, Kehui is deemed to be the indirect sole interest holder of Jinkai and consolidates Jinkai from the date of the agreements in accordance with ASC 810-10, “Consolidation”. Jinkai’s controlling shareholder also substantially owned more than 50% of Golden at November 20, 2010. Golden and Jinkai were considered under common control at the date of Reorganization. Therefore the Reorganization will be accounted for as a transaction between entities under common control in a manner similar to pooling of interests.

Details of the Company’s subsidiaries as of December 31, 2010 were as follows:

		Date of	Beneficial
	Place of	incorporation or	ownership
Company name	Incorporation	Establishment	interest

Matches, Inc.	U.S.	November 28,2007	100%
Golden Stone Rising Limited(“Golden”)	BVI	June 22, 2010	100%
Triple Success Holding LLC (“Triple Success “)	U.S.	May 25, 2010	100%
Taicang Kehui Consulting Service Limited (“Kehui”)	PRC	October 22, 2010	100%
Suzhou Jinkai Textile Co., Ltd (the “Jinkai”)	PRC	April 17, 2001	100%
Suzhou Hangyu Textile Co., Ltd (the “Hangyu”)	PRC	January 11, 2006	100%
Taicang Jinkai Differentiated Fibers Research and Development Co., Ltd (the “Taicang Jinkai”)	PRC	April 25, 2008	100%
Suzhou Zhongxian Supply Chain Management Co., Limited (the “Zhongxian”)	PRC	February 2, 2010	55%

Note 2 - Summary of Significant Accounting Policies

Changes of reporting entity and basis of presentation

As a result of the Share Exchange on December 22, 2010, the former Golden shareholders owned a majority of the common stock of the Company. The transaction was regarded as a reverse merger whereby Golden was considered to be the accounting acquirer as its shareholders retained control of the Company after the Share Exchange, although the Company is the legal parent company. The share exchange was treated as a recapitalization of the Company. As such, Golden (and its historical financial statements) is the continuing entity for financial reporting purposes. Pursuant to the terms of the Share Exchange, the Company was delivered with no assets and no liabilities at time of closing. The financial statements have been prepared as if Golden had always been the reporting company and then on the share exchange date, had reorganized its capital stock.

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In addition, these consolidated financial statements of the Company have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

As of December 31, 2010 and 2009, the Company had negative working capital of $6,143,493 and $ 3,933,232, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a consistently profitable level of operations.  The management plans to raise necessary working capital by obtaining new loans from banks, and the owners of the Company would provide any capital gap. There are no assurances that the Company will be successful in achieving these goals.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

Principles of consolidation

The accompanying consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the years then ended include those of the Company and its subsidiaries. All transactions and balances between the Company and its direct or indirect owned subsidiaries have been eliminated upon consolidation.

Non-controlling interest represents the ownership interests in the subsidiary that are held by owners other than the parent. In December 2007, the Financial Account Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“ASC Topic 810-10”). ASC 810-10 requires that the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity and that net income or loss and comprehensive income or loss are attributed to the parent and the non-controlling interest.  If losses attributable to the parent and the non-controlling interest in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the non-controlling interest, is attributed to those interests. ASC 810-10 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted this standard on January 1, 2010.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include allowance for doubtful accounts, the useful lives of fixed assets, amortization of land use right and the assessment of impairment of long-lived assets. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts receivable

Accounts receivable mainly represent amounts earned and are collectible from customers.  Accounts receivable are stated at the amount the Company expect to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments and uses the specific identification method to record such allowances.  Management of the Company considers the following factors when determining the collectability of accounts receivable:  a customer's credit-worthiness, past collection history, and changes in a customer's payment terms. Allowance for doubtful accounts is made based on any specifically identified accounts receivable that may become uncollectible.

Inventories

Inventory is stated at the lower of weighted average cost, which takes into account historical prices on a continuing basis, or market. Cost is determined by the weighted average method. Provision for diminution in value on inventories is made using specific identification method.

Property plant and equipment

Property plant and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets.  An estimated residual value of 3% or 5% of cost was made for each items for both financial and income tax reporting purposes. The estimated useful lives are as follows:

Building and plant	20 years
Machinery and equipment	5-10 years
Office equipment	5-10 years
Motor vehicles	5 years

Capital Lease

Leases are classified as capital leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operation leases.

In a capital lease, assets and liabilities are recorded at the amount of the lesser of (a) the fair value of the leased asset at the inception of the lease or (b) the present value of the minimum lease payments (excluding executing costs) over the lease term. Recorded assets are depreciated over their estimated useful lives. The corresponding liability to the lessor is included in the balance sheet as obligations under capital lease. Lease payments are apportioned between finance charges and reduction of the lease obligation so as to achieve a constant rate of interest on the remaining balance of the liability. The constant rate of interest is according to the benchmark loan rate of the People’s Bank of China. Finance charges are charged directly against income.

Revenue recognition

Revenue from product sales is recognized when title has been transferred, which is generally at the time of customer’s receipt of product, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable, and the collection of the related receivable is probable. The Company reports revenue net of value added taxes if applicable.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2010 and 2009 were $41,249 and $19,839, respectively.

Impairment of long-lived assets

 In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2010 and 2009.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10-25 clarifies the accounting for uncertain tax positions and requires that an entity recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income.

Foreign currency translation

The financial position and results of operations of the Company’s subsidiaries in China are measured using the Renminbi as the functional currency, while the Company’s reporting currency is the US dollar. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments are included in the accumulated other comprehensive income in the consolidated statements of changes in equity.

Transactions denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing on the transaction dates. Foreign currency denominated financial assets and liabilities are remeasured at the balance sheet date exchange rates. Exchange gains and losses are included in the consolidated statements of income and comprehensive income.

Fair value measurements

The Company applies the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC Subtopic 820-10 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

·	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009.

Earnings per share of common stock

Earnings per share of common stock is computed in accordance with ASC 260 “Earnings Per Share”. Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding for each period. Diluted earnings per share of common stock is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive convertible securities. For determining the number of additional shares of common stock that are outstanding as a result of our outstanding warrants, we use the treasury stock method.

Recently issued accounting pronouncements

In January 2010, the FASB issued the ASU No. 2010-06 - Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial statements of the Company.

NOTE 3 – Restricted cash

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $8,798,401 and $3,059,078, as of December 31, 2010 and 2009, respectively. (See Note 11)

NOTE 4 – Notes receivable

Notes receivable of $2,266,870 as of December 31, 2010 and $2,600,480 as of December 31, 2009 represents bank acceptance notes the Company received from customers for sales of products. The notes have maturity durations of 6 months, and are accepted by banks.

NOTE 5 – Trade accounts receivable

Accounts receivable at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009

Trade accounts receivable,	$4,827,697	$6,404,518

No allowance for doubtful accounts was recorded during the years ended December 31, 2010 and 2009 as management believes no accounts are uncollectible as of December 31, 2010 and 2009. 50% of the balances have been collected subsequent to the balance sheet date.

NOTE 6 – Advance to suppliers

In order to secure stock supplies of raw materials, the Company made advance payments to certain suppliers. As of December 31, 2010 and 2009, the advance payments to suppliers amounted to $7,247,109 and $1,084,251, respectively.

NOTE 7 –Inventory

Inventories at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Raw materials	$2,051,901	$2,896,670
Work in progress	978,741	747,881
Finished goods	1,095,573	888,210

	$4,126,215	$4,532,761

No provision for inventory obsolescence was recorded during the years ended December 31, 2010 and 2009.

NOTE 8 –Property plant and equipment

Property, plant and equipment as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009

Buildings and plants	$4,926,975	$3,417,012
Machinery and equipment	16,232,287	13,427,030
Office equipment and furniture	480,515	392,208
Motor vehicles	518,380	354,580
	22,158,157	17,590,830
Less: Accumulated depreciation	(5,553,516)	(3,648,738)
	16,604,641	13,942,092
Construction in progress	652,319	1,054,631
	$17,256,960	$14,996,723

The depreciation expenses were $1,736,542 and $1,381,215 for the years ended December 31, 2010 and 2009, respectively. The collateralized net book value of the equipment for bank loans was $5,875,942 and $4,929,854 at December 31, 2010 and 2009. The collateralized net book value of the buildings for these bank loans was $3,646,585 and $2,919,223 at December 31, 2010 and 2009. (See Note 10)

NOTE 9 –Land use rights and land development, net

Land use rights, net as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009

Land use right	$1,531,658	$1,479,419
Land development	2,805,541	2,713,051
	4,337,199	4,192,470
Less: Accumulated amortization	(229,779)	(137,674)

	$4,107,420	$4,054,796

Amortization expenses were $85,259 and $65,795 for the years ended December 31, 2010 and 2009, respectively. The collateralized net book value of the lands for these bank loans was $3,988,899 and $3,937,461 at December 31, 2010 and 2009. (See Note 11)

NOTE 10 –Short-term bank loan

Short-term bank loans as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Loan from China Construction Bank, with an interest rate of 4.779%, collateralized by land and plant, matured on February 25, 2010	$ -	$ 1,316,328
Loan from China Construction Bank, with an interest rate of 4.779%, collateralized by land and plant, guaranteed by Suzhou Danuo foundry Co., Ltd., matured on May 25, 2010	-	994,559
Loan from China Construction Bank, with an interest rate of 4.779%, collateralized by land, plant and equipment, matured on May 26, 2010	-	1,053,063
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 8.496%, collateralized by equipment, matured on May19, 2010	-	1,170,070
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 8.496%, collateralized by equipment, matured on June 8, 2010	-	292,517
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.776%, guaranteed by Suzhou Chenglian Investment and Guaranty Co.,Ltd., matured on April 20, 2010	-	292,517
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.776%, guaranteed by Suzhou Chenglian Investment and Guaranty Co.,Ltd., matured on April 26, 2010	-	438,776
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 8.496%, guaranteed by Suzhou Chenglian Investment and Guaranty Co.,Ltd., matured on November 17, 2010	-	731,294
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 8.496%, guaranteed by Suzhou Chenglian Investment and Guaranty Co.,Ltd., matured on November 25, 2010	-	292,517
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 5.31%, guaranteed by Suzhou Chenglian Investment and Guaranty Co., Ltd., matured on November 19, 2010	-	292,517
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.29%, guaranteed by Suzhou Chenglian Investment and Guaranty Co., Ltd., matured on April 29, 2010	-	292,517
Loan from China Construction Bank, with an interest rate of 6.1065%, guaranteed by Suzhou Jinkai Textile Co., Ltd, matured on February 3, 2010	-	146,259
Loan from China Construction Bank, with an interest rate of 5.841%, guaranteed by Suzhou Jinkai Textile Co., Ltd, matured on August 16, 2010	-	914,117
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.965%, guaranteed by Taicang Agriculture development Investment & Guaranty Co., Ltd., matured on February 21, 2010	-	731,294
Loan from China Merchants Bank, with an interest rate of 5.31%, guaranteed by Xiang Tang Group, matured on September 23, 2010	-	1,462,587
Loan from China Construction Bank, with an interest rate of 5.841%, guaranteed by Suzhou Jinkai Textile Co., Ltd, matured on November 11, 2010	-	1,901,364
Loan from China Construction Bank, with an interest rate of 5.31%, collateralized by land and plant, maturing on February 23, 2011	1,361,203	-
Loan from China Construction Bank, with an interest rate of 4.779%, collateralized by land and plant, maturing on May 20, 2011	1,028,465	-
Loan from China Construction Bank, with an interest rate of 4.779%, collateralized by land and equipment, maturing on May 18, 2011	1,088,963	-
Loan from China Construction Bank, with an interest rate of 4.779%, guaranteed by XiangTang Group Ltd., maturing on August 2, 2011	1,436,825	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.965%, guaranteed by Suzhou Chenglian Investment and Guaranty Co., Ltd. , maturing on January 25, 2011	1,814,937	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 5.31%, collateralized by bank deposit , maturing on March 10, 2011	1,724,190	-
Loan from China Merchants Bank, with an interest rate of 5.841%, guaranteed by XiangTang Group Ltd., maturing on January 5, 2011	1,512,447	-
Loan from Industrial and Commercial Bank of China, with an interest rate of 4.86%, collateralized by letter of credit, maturing on January 16, 2011	151,245	-
Loan from Industrial and Commercial Bank of China, with an interest rate of 4.86%, collateralized by letter of credit, maturing on January 9, 2011	90,747	-
Loan from Industrial and Commercial Bank of China, with an interest rate of 4.86%, collateralized by letter of credit, maturing on January 23, 2011	90,747	-
Loan from China Construction Bank, with an interest rate of 4.78%, guaranteed by Danuo foundry Co., Ltd maturing on November 8, 2011	1,134,336	-
Loan from China Merchants Bank, with an interest rate of 5.31%, guaranteed by XiangTang Group Ltd., maturing on September 19, 2011	1,512,447	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.965%, guaranteed by TaiCang Agriculture Development Co., Ltd., maturing on February 7, 2011	756,224	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 6.08%, collateralized by equipment, maturing on April 12, 2011	302,489	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 6.08%, collateralized by equipment, maturing on April 11, 2011	453,734	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.65%, collateralized by equipment, maturing on April 28, 2011	302,489	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.29%, collateralized by equipment, maturing on April 29, 2011	604,979	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.65%, guaranteed by Suzhou Chenglian Investment and Guaranty Co.,Ltd., maturing on April 29, 2011	302,489	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 8.5%, collateralized by equipment, maturing on November 28, 2011	302,489	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.29%, collateralized by equipment, maturing on April 29, 2011	302,489	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 8.5%, collateralized by equipment, maturing on April 29, 2011	756,224	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.29%, collateralized by equipment, maturing on April 29, 2011	604,979	-
Loan from China Merchants Bank, with an interest rate of 5.35%, collateralized by certificate of insurance, maturing on April 11, 2011	214,768	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, maturing on March 25, 2011	128,558	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, maturing on May 4, 2011	151,245	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, maturing on April 17, 2011	151,245	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, maturing on May 21, 2011	136,120	-
	$18,417,073	$12,322,296

The interest expenses for these bank loans were $1,061,507 and $664,670 for the years ended December 31, 2010 and 2009, respectively. The weighted average interest rates for these bank loans were 6.03% and 6.29% at December 31, 2010 and 2009, respectively. The loans’ terms are between five and twelve months. The collateralized net book value of the lands for these bank loans was $3,988,899 and $3,937,461 at December 31, 2010 and 2009, respectively. The collateralized net book value of the equipment for these bank loans was $5,875,942 and $4,929,854 at December 31, 2010 and 2009, respectively. The collateralized net book value of the buildings for these bank loans was $3,646,585 and $2,919,223 at December 31, 2010 and 2009, respectively.

NOTE 11 –Notes payable

The Company issued certain notes payable to suppliers which are collateralized by the banks. These notes payable were issued as replacements of the accounts payable. The terms of these draft notes payable vary depending on the negotiations with the suppliers. Typical terms are six months. On the maturity dates, the note holders present these notes to the banks to draw cash based on the note amounts. The Company is subject to a bank fee of 0.05% on notes payable amounts.

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes in the banks until the notes are settled. Cash restricted for this purpose amounted to $8,798,401 and $3,059,078 at December 31, 2010 and 2009.

NOTE 12 –Other payables

Other payables as of December 31, 2010 and 2009 consisted of the following:

	December 31
	2010	2009

Payable for purchasing equipment	$683,533	$524,810
Accrued expense	879,366	192,071
Payroll payable and welfare payables	184,463	149,028
Other tax payables	336,647	59,457
Others	88,875	-

	$2,172,884	$925,366

Accrued expense represented utility and rental expenses. The Company accrued utility expense and rental expense according to the contracts.

NOTE 13 –Capital lease payable

In September 2009, the Company signed a lease agreement with an equipment supplier under a capital lease arrangement. The arrangement entitles the Company a right to purchase the leased high-speed stretch yarn machines at $0 at the end of the 3-year lease term. The installations for these machines were completed in December 2009. The leased assets were recorded under property plant and equipment at the lower of (a) the fair value of the leased asset at the inception of the lease or (b) the present value of the minimum lease payments (excluding executing costs) over the lease term, and amortized over the estimated productive lives, which is normally 10 years, on a straight-line basis. Capital lease obligations at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009

Capital lease obligation-current portion	$308,782	$313,727
Capital lease obligation-long-term portion	194,645	485,540

Total capital lease obligation	$503,427	$799,267

Interest expenses amortized under capital lease for the years ended December 31, 2010 and 2009 was $35,450 and $10,151.

The following table sets out the remaining contractual maturities at the balance sheet date of the capital lease, which are based on contractual undiscounted cash flows (including interest payments computed using loan rate of the People’s Bank of China.) and the earliest date the Company would be required to repay:

Amount

2011	$327,006
2012	223,676
Total	550,682
Less: Amount representing interest	(47,255))
Total at present value	$503,427

As of December 31, 2010 and December 31, 2009, the gross amount of the equipment recorded under capital lease agreement was $1,046,344 and $1,011,849, depreciation expense for the years ended December 31 2010 and 2009 was $86,000 and $0.

NOTE 14 –Statutory reserve

The Company is required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the year ended December 31, 2010 and 2009, the company made appropriation to this statutory reserve of $529,290 and $481,506, respectively. The accumulated balance of the statutory reserve of the Company as of December 31, 2010 and 2009 were $1,214,657 and $685,367.

In accordance with the PRC laws and regulations, the Company is restricted in their ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to $1,214,657 and 685,367 representing the amount of accumulated balance of statutory reserve of Jinkai and Hangyu attributable to the Company, as of December 31, 2010 and 2009.

NOTE 15 –Government grants

Government grants of $873,099 and $590,699 for the years ended December 31, 2010 and 2009, respectively, represented governmental subsidies received by the Company from the local government as the innovation fund to the Company who met the conditions of being the Technology Middle/Small Enterprise.

NOTE 16 –Income taxes

Income taxes expense for the years ended December 31, 2010 and 2009 represents PRC current income taxes. Income taxes expenses of $1,592,440 and $1,531,547 for the years ended December 31, 2010 and 2009, respectively.

The Company’s subsidiaries in China are subject to PRC Enterprise Income Tax (EIT) on the taxable income. According to PRC tax laws and regulations, the Company’s subsidiaries in China are subject to EIT with the tax rate 25% since January 1, 2008.

Reconciliation between the statutory PRC EIT rate of 25% and the effective tax rate is as follows:

	Years Ended December 31,
	2010	2009
	%	%
Reconciling items:
PRC statutory tax rate	25	25
Non-taxable government grants	(9)	(5)
Non-deductable expenses	8	4

Effective tax rate	24	24

The Company’s distributions from its PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable qualified foreign tax credits. Due to the Company’s policy of reinvesting its earnings in its PRC business, the Company has not provided for deferred tax liabilities (which does not include any potential qualified foreign tax credits or potential PRC dividend withholding taxes), for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings.

NOTE 17 –Related party transaction

The Company received payment from shareholder Mr. Chen Jinle of $178,340 during the year ended December 31, 2010. The loan was non-interest bearing, payable upon the Company’s discretion and represented daily expenses of the Company paid by Mr. Chen Jinle

NOTE 18–Reverse merger and common stock (restatement of the stockholders’ equity)

Pursuant to SEC Manual Item 2.6.5.4 Reverse acquisitions, which requires that “in a reverse acquisition the historical stockholders’ equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital”.

Pursuant to the terms of the Share Exchange Agreement, Golden shareholders transferred to the Company all of the Golden shares in exchange for the issuance of 170,948,684 shares of the Company’s common stock. Therefore, the Company reclassified its common stock and additional paid-in-capital accounts for the year ended December 31, 2009 accordingly.

The Company had 80,000,000 shares of common stock authorized, with a par value of $0.001 per share. Prior to the share exchange on December 22, 2010, the Company had 8,525,000 shares issued and outstanding. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the Closing of this transaction and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares. Golden’s owners waived the right to receive the remaining shares as the condition of closing the transaction, for the closing subject to being able to receive them at some future time. As of December 31, 2010, 78,525,000 shares are issued and outstanding, and 100,948,648 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

NOTE 19 –Concentrations and credit risks

As of December 31, 2010 and 2009, the Company held cash in banks of $6,403,120 and $3,303,848, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits only with large financial institution in the PRC with acceptable credit ratings.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

No single customer accounted for 10% or more of the total sales for the years ended December 31, 2010 and 2009.

Two major suppliers accounted for 67% ($40,598,434) of the Company’s inventory purchase for the year ended December 31, 2010. Three major suppliers accounted for 74% ($27,170,371) of the Company inventory purchase for the year ended December 31, 2009. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw material on acceptable terms, and finally the Company’s financial results may be adversely affected.

NOTE 20 –Dividend

During the year ended December 31, 2009, Jinkai declared and paid cash dividends in the amount of $3,469,369 to its owners.

During the year ended December 31, 2010, Jinkai declared and paid cash dividends in the amount of $5,646,478 to its owners.

(a) The following table presents a reconciliation of actual basic and diluted cash dividends per share:

	December 31,
	2010	2009
Weighted-average shares of common stock outstanding Basic and diluted–actual	70,233,562	70,000,000
Cash dividends paid during the year	$5,646,478	$3,469,369
Basic and diluted earnings per share–actual	$0.08	$0.05

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

(b)  In the share exchange on December 22, 2010, the Company agreed to issue 170,948,684 shares of common stock. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction.  Therefore, the Company has 78,525,000 shares of common stock issued and outstanding as of December 31, 2010, and the remaining shares will be issued in the future.  The following table presents a reconciliation of pro forma basic and diluted cash dividends per share which give the effect that the remaining shares to be issued as if the remaining shares had issued on the closing of this transaction.  All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

	December 31,
	2010	2009
Weighted-average shares of common stock outstanding Basic and diluted–pro forma	171,182,246	170,948,684
Cash dividends paid during the year	$5,646,478	$3,469,369
Basic and diluted earnings per share–pro forma	$0.03	$0.02

NOTE 21 – Commitments and contingencies

The following table sets forth the Company's contractual obligations by specified categories as of December 31, 2010:

	Payment Due by Period
	Total	Less Than 1 Year	More Than 1 Year
Construction in progress	$1,429,553	$1,429,553	$-
Total	$1,429,553	$1,429,553	$-

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have material adverse effect on the business, financial condition or results of operations.

The Company has not recorded any legal contingencies as of December 31, 2010.

NOTE 22 –Earnings per share

(a) The following table presents a reconciliation of actual basic and diluted earnings per share:

	December 31,
	2010	2009
Weighted-average shares of common stock outstanding Basic and diluted- actual	70,233,562	70,000,000
Net income available for common shareholders	$5,057,646	$4,804,554
Basic and diluted earnings per share - actual	$0.07	$0.07

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

(b) In the share exchange on December 22, 2010, the Company agreed to issue 170,948,684 shares of common stock. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Therefore, the Company has 78,525,000 shares of common stock issued and outstanding as of December 31, 2010, and the remaining shares will be issued in the future. The following table presents a reconciliation of pro forma basic and diluted earnings per share which give the effect that the remaining shares to be issued as if the remaining shares had issued on the closing of this transaction. All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

	December 31,
	2010	2009
Weighted-average shares of common stock outstanding Basic and diluted–pro forma	171,182,246	170,948,684
Net income available for common shareholders	$5,057,646	$4,804,554
Basic and diluted earnings per share–pro forma	$0.03	$0.03

NOTE 23 –Subsequent events

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Previous Independent Registered Public Accounting Firm.

On December 22, 2010, we dismissed Sam Kan and Company as our independent registered public accounting firm. The Board of Directors of the Company approved such dismissal on December 22, 2010. Our Board of Directors participated in and approved the decision to change our independent registered public accounting firm.  Sam Kan and Company’s reports on our financial statements for the year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles other than with respect to our ability to continue as a going concern.

In connection with the audit and review of our financial statements through December 22, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Sam Kan and Company’s opinion to the subject matter of the disagreement.

In connection with our audited financial statements for the year ended December 31, 2009 and interim unaudited financial statement through September 30, 2010, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

We provided Sam Kan and Company with a copy of this Current Report on Form 8-K and requested that Sam Kan and Company furnished it with a letter stating whether or not they agree with the above statements.  We have received the requested letter from Sam Kan and Company, and a copy of such letter is filed as Exhibit 16.1 to a Current Report on Form 8-K dated December 22, 2010.

(b) Engagement of New Independent Registered Public Accounting Firm.

On December 22, 2010 the Board appointed Bernstein & Pinchuk (“BP”) as our new independent registered public accounting firm. The decision to engage BP was approved by our Board of Directors on December 22, 2010.

Item 9A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We  maintain  disclosure controls and procedures designed to ensure  that information required  to be disclosed in our reports filed under the Securities Exchange Act of 1934, as  amended  (the  Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer, who is also our acting  Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (December 31, 2010) , we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was effective as of the fiscal year ended December 31, 2010.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report on internal control over financial reporting does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.

OTHER INFORMATION

               Not applicable

Item 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The members of the Board of Directors of Matches serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following are the directors, executive officers and key employees of Matches.

Learned Jeremiah Han

Set forth below is information regarding our current directors and executive officers:

Name	Age	Position
Chen Jinle	39	Chief Executive Officer, Chairman
Zhao Zhimeng	40	Chief Financial Officer
Zhang Xiqing	48	Chief Operating Officer
Chen Jinchai	32	Director
Zeng Jin	36	Director

Chen Jinle is our Chief Executive Officer and Chairman of our board of directors since December, 22, 2010.  Mr. Chen is the founder and president of Suzhou Jinkai Textile Co, Ltd. since its inception in 2001.  Mr. Chen has followed his family business in textile trading since the year 1987. During 1997 - 2001, Mr. Chen engaged in chemical-fiber-products trading business in Changshu City, Jiangsu province. Mr. Chen has also been in the executive positions of some governmental or industrial organizations, including President of Huangjing Trade Association of Chemical Fiber Texturing, President of Taicang Fujian Chamber of Commerce, and Member of Chinese People's Political Consultative Conference of Taicang.

Zhao Zhimeng  is our Chief Financial Officer since December 22, 2010. Mr. Zhao has been the chief financial officer of Suzhou Jinkai Textile Co, Ltd since 2010.  Prior to this, Mr. Zhao was the Chief Financial Officer for Asia Dekor, a Singapore listed company.  From 1999-2000, Mr Zhao worked as an auditor for Arthur Andersen China and from 1993-1998, Mr. Zhao worked as an auditor for Shenzhen Shekou Zhongua Accountants firm.  Mr. Zhao graduated from Chang An University in 1993, with a bachelor’s degree in Accounting.

Zhang Xiqing  is our Chief Operating Officer since December 22, 2010. Mr Zhang graduated from Tianjin Industry University with a master’s degree in macromolecular material and a professional title of advanced engineer. 1989-1992: Chemical Fiber Research Facility Director, Tianjin Petroleum and Chemical Corporation Research Academy. 1992-1997: Pre-texturing Workshop Director, Guangdong Xiqiao Synthetic Fiber Co.,Ltd; 1997-2004: Production Manager, Fujian Heshun Chemical Fiber Co.,Ltd; 2004-2007: Production Manager, Jiangsu Shenjiu Chemical Fiber Co.,Ltd. Mr Zhang joined JinKai in 2007 and is assigned as the manager of production department.

Chen Jinchai was appointed as a member of our board of directors on closing date, effective as of the tenth day after the filing of an Information Statement on Schedule 14F-1 with the SEC. Ms. Chen is the cashier manager and corporate finance manager of Suzhou Jinkai Textile Co, Ltd since 1999.  Ms. Chen graduated from the Fuzhou Tourism Institute in 1997, with a degree in tourism management.

Zeng Jin was appointed as a member of our board of directors on closing date, effective as of the tenth day after the filing of an Information Statement on Schedule 14F-1 with the SEC. Mr. Zeng has been the general manager of Suzhou Jinkai Textile Co, Ltd. since 2007.  Prior to this, he worked for Zhongji International Industry Co., Ltd. in Hong Kong as a project director for enterprise merger and reorganization from 2003-2006.  From 1997-2003, Mr. Zeng worked as a sales manager for China Heshun Industry Group, a polyester fiber manufacturer.  Mr. Zeng graduated from Fujian Normal University Fuqing Campus in 1997 with a major in international trading.

Code of Ethics

Matches  has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2010.  Matches intends to adopt a code of ethics during calendar 2011.

Audit Committee Financial Expert

Matches  does not have either an Audit Committee or a financial expert on the Board of Directors.   The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs  associated  with  identifying and retaining an individual  who  would  qualify  as  an audit committee financial  expert,  the limited scope of our operations and the  relative  simplicity  of our financial statements and accounting procedures .

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Matches's  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation  to  furnish Matches with copies of all Section 16(a)  forms  they file.  During the year ended December 31, 2010, Matches believes that Neville Pearson failed to file the reports required by Section 16(a) of the Exchange  Act,  including  Forms  3,  4 and 5. Based  on  representations submitted by such people.  Matches does not believe that such individuals purchased or sold any Matches Common Stock during 2010.

Item 11.

EXECUTIVE COMPENSATION

No compensation or benefits have been paid to the sole executive officer and director for the years ended December The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and Chief Financial Officer. Our Chief Executive Officer had a salary exceeding $100,000 for the years ended 2010 and 2009.  Our Chief Financial Officer’s compensation did not exceed $100,000 for the last two completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Other	Total

Chen Jinle Chief Executive Officer	2010	$177,022	-	$177,022
	2009	$120,097	-	$120,097

Zhao Zhimeng Chief Financial Officer (since 12/10)	2010	$0	-	$0
Wang Jianjun Chief Financial Officer (through 8/10)	2010	$44,255	-	$44,255

 Employment Agreements with Executive Officers

We do not have any employment agreements with our executive officers.

Director Compensation

Currently our directors serve without compensation.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of Company common stock as of March 15, 2011 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, and named executive officer, and (iii) all of our directors and executive officers as a group.  Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities.  We had 78,525,000 shares of common stock outstanding on December 21, 2010, however, we anticipate that within the next 60 days that we will have amended our Articles of Incorporation to effect an increase of our authorized shares of common stock and will have issued an additional 100,948,684 shares of Common Stock immediately after such amendment.  Therefore, this table displays both our current beneficial ownership structure and the effect of such amendment and issuance.

Names and Addresses of Beneficial(1) Owners	Amount and Nature of Beneficial Ownership on March 15, 2011	% of Class	Amount and Nature of Beneficial Ownership after issuances following increase of authorized shares	% of Class
Hung Tsui Mei(3)	61,851,263	78.8%	162,196,111	90.4%
Chen Yilong(2)	7,067,250	9.0%	16,152,632	9.0%
Chen Jinle, Chief Executive Officer and Chairperson of the Board(2)	27,483,750	35.0%	62,815,789	35.0%
Chen Yongbin(2)	4,711,500	6.0%	10,768,421	6.0%
Chen Jinchai, Director	0	0	0	0
Zhao Shan’gao(2)	4,711,500	6.0%	10,768,421	6.0%
Zhao Zhimeng, Chief Financial Officer	0	0	0	0

Zeng Jin, Director	0	0	0	0

Zhang Xiqing Chief Operating Officer	0	0	0	0
All directors and officers as a group	27,483,750	35.0%	62,815,789	35.0%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)	Represents shares this person is entitled to purchase from Hung Tsui Mei under an option agreement.
(3)

Address of this shareholder is Yongle Development Zone, Huangjing Town, Taicang City, Jiangsu Province, China, 215427. This person has granted options to purchase all of his shares for nominal consideration to 16 persons, including Chen Jinle, Zhao Shan’gao, and Chen Yongbin.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Currently, the Company does not have any independent directors. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

            During the period covering the fiscal year ended December  31,  2010,   our  principal  accounting  firm Bernstein and Pinchuk was paid $211,287.92 for audit and review fees for the years ended December 31, 2008 and 2009 and the unaudited nine months ended September 30, 2010 in 2010.

Audit-Related Fees

Tax Fees

All Other Fees

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of Bernstein and Pinchuk as our independent registered public accounting firm, was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements. All Financial Statements are listed in Item 7. No schedules are required.

(b)

Exhibits.  The following exhibits of the Company are included herein.

Number

Description

2.1

Share Exchange Agreement(2)

3.1

Articles of Incorporation(3)

3.2

Bylaws(3)

10.1

Entrusted Management Agreement(2)

10.2

Shareholders’ Voting Proxy Agreement(2)

10.3

Exclusive Option Agreement(2)

10.4

Shares Pledge Agreement(2)

10.5

Call Option Agreement between Hung Tsui Mei and 16 persons, with schedule of details.(2)

16.1

Letter from Sam Kan & Company regarding change in accountants(2)

31.1

Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)(11)

31.2

Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)(11)

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350(11).

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350(11).

(1)

Incorporated by reference with the exhibit so numbered in the Company's Registration Statement on Form S-1, file number 333-149293.

(2)

Incorporated by reference with the exhibit so numbered in the Company's Current Report on Form 8-K dated December 17, 2010

(3)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

MATCHES, INC.

By:

/s/ Chen Jinle

Chen Jinle

Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 31, 2011.

By:

/s/ Chen Jinle

Chief Executive Officer and Chairman

Chen Jinle

(principal executive officer)

By:

/s/ Zhao Zhimeng

Chief Financial Officer

Zhao Zhimeng

(principal accounting and financial officer)

By:

/s/ Chen Jinchai

Director

Chen Jinchai

By:

/s/ Zeng Jin

Director

Zeng Jin