Form 10-Q
period 2011-03-31
MATCHES, INC.
filed 2011-05-16
CIK 1426703

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number:  0-34713

MATCHES, INC.
 (Exact name of registrant as specified in its charter)

Wyoming

68-0664590

(State or other jurisdiction

(IRS Employer

of incorporation or

Identification No.)

organization)

c/o Suzhou Jinkai Textile Co.,Ltd., Yongle Development Zone,

Huangjing Town, Taicang City, Jiangsu Province, China, 215427
(Address of principal executive offices) (Zip Code)

(86)-512-53818777

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

The number of shares outstanding of the issuer's one class of Common Stock as of May 14, 2011 was 78,525,000.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$5,914,067	$6,403,120
Restricted cash	11,044,050	8,798,401
Notes receivable	1,864,507	2,266,870
Trade accounts receivable	2,841,570	4,827,697
Advance to suppliers	8,898,836	7,247,109
Inventories	8,639,489	4,126,215
Prepaid expenses	7,450	-

Total current assets	39,209,969	33,669,412

Property plant and equipment, net	18,684,021	17,256,960
Land use rights and land development, net	4,111,204	4,107,420

Total Assets	$62,005,194	$55,033,792

LIABILITIES AND EQUITY

Current liabilities
Short-term bank loans	$13,797,355	$18,417,073
Long-term loan due within one year	168,947	-
Notes payable	25,499,820	16,263,987
Trade accounts payable	2,646,701	1,780,878
Advances from customers	836,392	260,166
Income tax payable	315,753	428,113
Other payables	1,733,766	2,172,884
Amount due to shareholders	177,968	181,022
Capital lease payable-current portion	302,838	308,782

Total current liabilities	45,479,540	39,812,905

Long-term loan	462,702	-
Capital lease payable-long-term portion	125,390	194,645
Total Liabilities	46,067,632	40,007,550

Commitments and Contingencies

Equity
Shareholders’ equity
Common stock ($.001 par value; 80,000,000 shares authorized; 78,525,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010) (see note below)	78,525	78,525
Common stock to be authorized and issued ($.001 par value; 100,948,684 shares to be authorized and issued as of March 31, 2011 and December 31, 2010) (see note below)	100,949	100,949
Additional paid-in capital	10,700,856	10,700,856
Statutory reserves	1,214,657	1,214,657
Retained earnings	1,308,816	495,698
Accumulated other comprehensive income	2,000,569	1,905,729
Total Matches, Inc. shareholders’ equity	15,404,372	14,496,414

Non-controlling interests	533,190	529,828
Total Equity	15,937,562	15,026,242
TOTAL LIABILITIES AND EQUITY	$62,005,194	$55,033,792

(Note: In December 2010, the Company agreed to issue 170,948,684 shares of common stock in a transaction of share exchange, due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Prior to share exchange, the Company has 8,525,000 shares of common stock issued and outstanding, see Note 1 and Note 19 for details)

See notes to the consolidated financial statements.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Sales	$18,811,810	$10,894,718
Cost of sales	16,735,803	9,449,917

Gross margin	2,076,007	1,444,801

Operating expenses
General and administrative expenses	670,993	390,298
Selling expenses	220,202	130,667
Total operating expenses	891,195	520,965

Income from operations	1,184,812	923,836

Other income/(expense)
Government grants	154,794	235,518
Interest income	68,584	12,378
Interest expense	(284,223)	(248,966)
Other income	3,979	18,309
Other (expense)/income, net	(56,866)	17,239

Income before income tax expense	1,127,946	941,075
Income tax expense	314,828	265,921

Net income before allocation to non-controlling interests	813,118	675,154
Less: Net income attributable to non-controlling interests	-	-
Net income attributable to Matches, Inc.	813,118	675,154
Comprehensive income

Net income before allocation to non-controlling interests	813,118	675,154
Foreign currency translation adjustment	98,202	2,344
Comprehensive Income	911,320	677,498
Less: Comprehensive income attributable to non-controlling interests	3,362	-
Comprehensive Income Attributable to Matches, Inc.	907,958	677,498
Weighted-average number of common shares outstanding Basic and diluted-actual	78,525,000	70,000,000

Basic and diluted-pro forma (see note below)	179,473,684	170,948,684

Earnings per share- Basic and diluted-actual	$0.01	$0.01
Basic and diluted-pro forma (see note below)	$0.00	$0.00

(Note: pro forma earnings per share reflects the effect from 100,948,684 shares of common stock to be issued and authorized as of March 31, 2011and 2010, respectively, see Note 1and Note 22 for details)

See notes to the consolidated financial statements.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income before allocation to non-controlling interests	$813,118	$675,154
Adjustments to reconcile net income before allocation to non-controlling interests to net cash provided by/(used in) operation activities:
Depreciation	495,174	388,868
Amortization of land use rights and land development	22,220	20,966
Changes in operating assets and liabilities
Restricted cash	(2,183,392)	(4,781,447)
Notes receivable	415,530	1,260,094
Trade accounts receivable	2,010,861	1,675,487
Advance to suppliers	(1,601,027)	(2,005,261)
Inventories	(4,473,942)	(1,442,390)
Prepaid expenses	(7,428)	26,331
Loans to shareholders	-	(2,950,309)
Loans to third parties	-	(3,813,732)
Notes payable	9,105,858	2,568,754
Trade accounts payable	852,017	2,708,337
Advances from customers	572,892	2,075,213
Income tax payable	(114,740)	(217,391)
Other payables	(451,584)	(372,689)
Amount due to shareholders	(3,745)	-

Net cash provided by/(used in) operating activities	5,451,812	(4,184,015)

Cash flows from investing activities:
Purchases of property plant and equipment	(1,808,848)	(268,634)
Payment for land use right and land development	-	(1,747)
Investment to associate	-	(234,055)

Net cash used in investing activities	(1,808,848)	(504,436)

Cash flows from financing activities:
Repayment of capital lease obligations	(78,165)	(80,903)
Proceeds from bank loans	4,138,465	12,385,898
Repayment of bank loans	(8,231,402)	(7,609,713)

Net cash provided by/(used in) financing activities	(4,171,102)	4,695,282

Effect of foreign currency fluctuation on cash and cash equivalents	39,085	530

Net increase in cash and cash equivalents	(489,053)	7,361

Cash and cash equivalents- beginning of period	6,403,120	3,303,848

Cash and cash equivalents- end of period	$5,914,067	$3,311,209

Supplementary cash flow information:

Cash paid for interest expense	$284,223	$248,966
Cash paid for income tax	$429,569	$483,312

See notes to the consolidated financial statements

MATCHES, INC.AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FININACIAL STATEMENTS

Note 1 - Organization and Description of Business

Matches, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Wyoming on November 28, 2007. On December 17, 2010, the Company entered into an Agreement and Plan of Reorganization (the “Exchange Agreement”), pursuant to which we intended to acquire Golden Stone Rising Limited, a British Virgin Islands company (“Golden”). Golden, through its subsidiaries and controlled operations in the People’s Republic of China (the “PRC” or “China”), is in the business of producing polyester chemical fibers.

The transaction closed on December 22, 2010 the (“Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired Golden by agreeing to issue 170,948,684 shares of common stock of the Company, constituting 95.25% of the Company’s shares to Golden’s owners after giving effect to the issuance of such shares. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of the acquisition and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or the Company completes a contemplated reverse stock split, which will not affect the total authorized shares.  The stockholder entitled to the additional shares owns a majority of the outstanding common shares, which entitles her to approve the reverse stock split. Golden’s owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of March 31, 2011 and December 31, 2010, 78,525,000 shares are issued and outstanding and 100,948,684 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

Taicang Kehui Consulting Service Limited (“Kehui”) was incorporated under the laws of PRC as the wholly owned subsidiary of Triple Success Holding LLC (“Triple Success") on October 22, 2010. Triple Success was incorporated in United State of America as a limited liability company on May 25, 2010, which was a wholly owned subsidiary of Golden.

Suzhou Jinkai Textile Co., Ltd (“Jinkai”) was organized under the laws of PRC on April 17, 2001 with registered capital of $60,401 (RMB 500,000). By the end of 2007, the owners made further injection to increase the registered  capital to $7,140,958(RMB56,000,000), which was 90% owned by Mr. Chen Jinle, the Companies’ chairman, and 10% owned by Mr. Chen Chenxu, Mr. Chen Jinle’s nephew. In 2008, the owners injected further capital of $1,459,769 (RMB10,000,000) in Jinkai.

Suzhou Hangyu Textile Co., Ltd (“Hangyu”) was organized under the laws of the PRC on January 11, 2006 with registered capital of $2,279,343 (RMB18,000,000), which was 90% owned by Mr. Chen Jinle, and 10% owned by Mr. Chen Chenxu. On January 28, 2010, Mr. Chen Jinle and Mr. Chen Chenxu, the two shareholders of Hangyu, each signed Share Transfer Agreements (the “Agreements”) with Jinkai. Pursuant to the Agreements, Mr. Chen Jinle and Mr. Chen Chenxu transferred their total equity interest of Hangyu, representing 90% and 10%, respectively, to Jinkai as a capital contribution. Jinkai increased its registered capital from $8,600,727 (RMB66,000,000) to $11,465,122 (RMB88,000,000). As a result of the Agreements, Hangyu became a wholly owned subsidiary of Jinkai.

Taicang Jinkai Differentiated Fibers Research and Development Co., Ltd (“Taicang Jinkai”) was established on April 25, 2008 with registered capital of $146,088 (RMB1,000,000), as a wholly owned subsidiary of Jinkai.

On February 2, 2010, Suzhou Zhongxian Supply Chain Management Co., Ltd (“Zhongxian”), a new subsidiary of Jinkai, was organized under the laws of the PRC with registered capital of $1,170,104 (RMB 8,000,000). On the date of inception, Jinkai owned 20% and Mr. Chen Jinle owned 30% of Zhongxian’s equity interest. In April 2010, Mr. Chen Jinle and another individual owner of Zhongxian transferred 10% and 25%, respectively, equity interest in Zhongxian to Jinkai for cash. As a result of these transactions, Jinkai owns a 55% equity interest of Zhongxian.

Jiankai, together with its three subsidiaries, is engaged in the manufacturing and sales of terylene partially oriented filament and terylene draw textured yarn.

On November 20, 2010, Kehui entered into the following contractual arrangements with Jinkai and its shareholders, providing Kehui the ability to control Jinkai, including its financial interest as described below. Thus, Jinkai became a contractually controlled subsidiary of Kehui (the “Reorganization”).

Entrusted Management Agreement-Pursuant to the Entrusted Management Agreement between Kehui, Jinkai and the Jinkai shareholders, Jinkai and its shareholders agreed to entrust the business operations of Jinkai and its management to Kehui until Kehui acquires all of the assets or equity of Jinkai (as more fully described under the “Exclusive Option Agreement” below).  Under the Entrusted Management Agreement, Kehui manages Jinkai’s operations and assets, and controls all of Jinkai’s cash flow and assets through entrusted or designated bank accounts.  In turn, it is entitled to all of Jinkai’s net earnings as a management fee, and is obligated to pay all Jinkai’s debts to the extent Jinkai is not able to pay such debts.   The Entrusted Management Agreement will remain in effect until the acquisition of all assets or equity of Jinkai by Kehui is completed.

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

Exclusive Option Agreement-Under the Exclusive Option Agreement between Kehui, Jinkai and the Jinkai shareholders, the Jinkai shareholders granted Kehui an irrevocable exclusive purchase option to purchase all or part of the shares or assets of Jinkai.  The option is exercisable at any time but only to the extent that such purchase does not violate any PRC law then in effect.  The exercise price shall be determined by relevant agreements entered into by and between Kehui and Jinkai shareholders based on the circumstances of the exercise of option, and such exercise price shall be refunded to Kehui or Jinkai. Jinakai and the Jinkai shareholders agreed in the Exclusive Option Agreement not to encumber any of the any assets, operations or legal or beneficiary interests with respect to its revenues, unless such sale, assignment, mortgage, disposal or encumbrance relates to its daily operation or has been disclosed to and agreed upon by Taicang in writing.  Although Suzhou has pledged its land and assets for a short-term bank loan, the purpose of the loan was to provide working capital for day to day operations and business development, and Taicang consented in writing to such pledge. Accordingly, the pledge did not violate the Exclusive Option Agreement.

 Shares Pledge Agreement-Under the Shares Pledge Agreement among Kehui, Jinkai and the Jinkai shareholders, the Jinkai shareholders pledged all of their equity interests in Jinkai, including the proceeds thereof, to guarantee all of Kehui’s rights and benefits under the Entrusted Management Agreement, the Exclusive Option Agreement and the Shareholders’ Voting Proxy Agreement. Prior to termination of the Shares Pledge Agreement, the pledged equity interests cannot be transferred without Kehui’s prior consent. The Share Pledge Agreement is being filed with the State Administration for Industry and Commerce (SAIC) in the PRC. The SAIC is the registration authority for commercial entities. The Company believes that the Contractual Agreements are fully enforceable and are not required to be filed with the SAIC in order to be enforceable.

Call Option Agreements-Chen Jinle and other several senior management and other parties (each of them, the “Purchaser”) have entered into call option agreements, dated as of November 30, 2010, with our major shareholder, Hung Tsui Mei, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Hung Tsui Mei at a price of $0.0001 per share for a period of five years upon satisfaction of certain conditions.   These conditions are (1) if the Purchaser and Jinkai enter into a binding employment agreement for a term of not less than five years, the Purchaser will be entitled to purchase up to 40% of the total shares granted to the Purchaser; (2) if Jinkai achieves not less than after tax net income of US$ 400,000 as determined under United States Generally Accepted Accounting Principles consistently applied (“US GAAP”) for the fiscal year ended December 31, 2010, the Purchaser will be entitle to purchase up to 40% of the total shares granted to the Purchaser; and (3) if Jinkai achieves not less than after tax net income of US$ 100,000 as determined under US GAAP for the period from January 1, 2011 to March 31, 2011. The shares covered under such call option agreements amount to 88% of all issued and outstanding shares as of this time, among which Chen Jinle will be entitled to purchase 35% of all issued and outstanding shares of Matches, Inc.

As a result of these arrangements, Kehui maintains the ability to approve decisions made by Jinkai and is entitled to substantially all of the economic benefits of Jinkai. Therefore, Kehui is deemed to be the indirect sole interest-holder of Jinkai and consolidates Jinkai from the date of the agreements in accordance with ASC 810-10, “Consolidation.” Jinkai’s controlling shareholder also substantially owned more than 50% of Golden at November 20, 2010. Golden and Jinkai were considered under common control at the date of Reorganization. Therefore the Reorganization was accounted for as a transaction between entities under common control in a manner similar to pooling of interests.

Details of the Company and its subsidiaries as of March 31, 2011 were as follows:

		Date of	Beneficial
	Place of	incorporation or	ownership
Company name	Incorporation	Establishment	interest

Matches, Inc.	U.S.	November 28,2007	NA
Golden Stone Rising Limited(“Golden”)	BVI	June 22, 2010	100%
Triple Success Holding LLC (“Triple Success “)	U.S.	May 25, 2010	100%
Taicang Kehui Consulting Service Limited (“Kehui”)	PRC	October 22, 2010	100%
Suzhou Jinkai Textile Co., Ltd (the “Jinkai”)	PRC	April 17, 2001	100%
Suzhou Hangyu Textile Co., Ltd (the “Hangyu”)	PRC	January 11, 2006	100%
Taicang Jinkai Differentiated Fibers Research and Development Co., Ltd (the “Taicang Jinkai”)	PRC	April 25, 2008	100%
Suzhou Zhongxian Supply Chain Management Co., Limited (the “Zhongxian”)	PRC	February 2, 2010	55%

Note 2 - Summary of Significant Accounting Policies

Changes of reporting entity and basis of presentation

As a result of the Share Exchange on December 22, 2010, the former Golden shareholders own a majority of the common stock of the Company. The transaction was regarded as a reverse merger whereby Golden was considered to be the accounting acquirer as its shareholders retained control of the Company after the Share Exchange, although the Company is the legal parent company. The share exchange was treated as a recapitalization of the Company. As such, Golden (and its historical financial statements) is the continuing entity for financial reporting purposes. Pursuant to the terms of the Share Exchange, control of the Company was delivered with no assets and no liabilities at time of closing. The financial statements have been prepared as if Golden had always been the reporting company and then had reorganized its capital stock on December 22, 2010.

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In addition, the consolidated financial statements of the Company have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

As of March 31, 2011 and December 31, 2010, the Company had negative working capital of $6,269,571 and $6,143,493, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a consistently profitable level of operations.  The management plans to raise necessary working capital by obtaining new loans from banks, and the owners of the Company would provide any capital gap. There are no assurances that the Company will be successful in achieving these goals.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

Principles of consolidation

The accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010 and the related consolidated statements of income and comprehensive income and cash flows for the three months ended March 31, 2011 and 2010 include those of the Company and its subsidiaries. All transactions and balances between the Company and its direct or indirect owned subsidiaries have been eliminated upon consolidation.

Non-controlling interest represents the ownership interests in the subsidiary that are held by owners other than the parent. In December 2007, the Financial Account Standards Board (“FASB”) issued “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, ASC Topic 810-10. ASC 810-10 requires that the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity and that net income or loss and comprehensive income or loss are attributed to the parent and the non-controlling interest.  If losses attributable to the parent and the non-controlling interest in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the non-controlling interest, is attributed to those interests.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), previously filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the Company's results for the interim periods have been included.  The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.  Subsequent events were evaluated through the issuance date of the consolidated financial statements.

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

Accounts receivable

Accounts receivable mainly represent amounts earned and are collectible from customers.  Accounts receivable are stated at the amount the Company expects to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments and uses the specific identification method to record such allowances.  Management of the Company considers the following factors when determining the collectability of accounts receivable:  a customer's credit-worthiness, past collection history, and changes in a customer's payment terms. Allowance for doubtful accounts is made based on any specifically identified accounts receivable that may become uncollectible.

Impairment of long-lived assets

 In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the three months ended March 31, 2011and 2010.

Revenue recognition

Revenue from product sales is recognized when title has been transferred, which is generally at the time of customer’s receipt of product, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable, and the collection of the related receivable is probable. The Company reports revenue net of value added taxes if applicable.

Recently issued accounting pronouncements

Since the filing of 2010 Form 10-K, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-01 through No. 2011-03. These ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

NOTE 3 – Restricted cash

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $11,044,050 and $8,798,401, as of March 31, 2011 and December 31, 2010, respectively. (See Note 12)

NOTE 4 – Notes receivable

Notes receivable of $1,864,507 as of March31, 2011 and $2,266,870 as of December 31, 2010 represents bank acceptance notes the Company received from customers for sales of products. The notes have maturity durations of 6 months, and are accepted by banks.

NOTE 5 – Trade accounts receivable

Trade accounts receivable at March31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31,2010
	(Unaudited)
Trade accounts receivable	$2,841,570	$4,827,697

No allowance for doubtful accounts was recorded as of March 31, 2011 and December 31, 2010 as management believes no accounts are uncollectible as of March 31, 2011 and December 31, 2010.

NOTE 6 – Advance to suppliers

In order to secure stock supplies of raw materials, the Company made advance payments to certain suppliers. As of March 31, 2011 and December 31, 2010, the advance payments to suppliers amounted to $8,898,836 and $7,247,109, respectively.

NOTE 7 –Inventory

Inventories at March31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31,2010
	(Unaudited)
Raw materials	$3,439,517	$2,051,901
Work in progress	2,458,123	978,741
Finished goods	2,741,849	1,095,573

	$8,639,489	$4,126,215

No provision for inventory obsolescence was recorded as of March31, 2011 and December 31, 2010.

NOTE 8 –Property plant and equipment, net

Property, plant and equipment as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31,2010
	(Unaudited)
Buildings and plants	$6,417,496	$4,926,975
Machinery and equipment	16,507,551	16,232,287
Office equipment and furniture	493,221	480,515
Motor vehicles	540,897	518,380
	23,959,165	22,158,157
Less: Accumulated depreciation	(6,085,392)	(5,553,516)
	17,873,773	16,604,641
Construction in progress	810,248	652,319
	$18,684,021	$17,256,960

The depreciation expenses were $495,174 and $388,868 for the three months ended March 31, 2011 and 2010, respectively. The collateralized net book value of the equipment for bank loans was $5,703,553 and $5,875,942 at March 31, 2011 and December 31, 2010. The collateralized net book value of the buildings for these bank loans was $4,063,276and $3,646,585 at March31, 2011 and December 31, 2010. (See Note 10 and Note 11)

NOTE 9 –Land use rights and land development, net

Land use rights, net as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31,2010
	(Unaudited)
Land use right	$1,541,380	$1,531,658
Land development	2,823,347	2,805,541
	4,364,727	4,337,199
Less: Accumulated amortization	(253,523)	(229,779)

	$4,111,204	$4,107,420

Amortization expenses were $22,220 and $20,966 for the three months ended March31, 2011 and 2010, respectively. The collateralized net book value of the lands for these bank loans was $3,992,803 and $3,988,899 at March31, 2011 and December 31, 2010. (See Note 10)

NOTE 10 –Short-term bank loan

Short-term bank loans as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Loan from China Construction Bank, with an interest rate of 5.31%, collateralized by land and plant, matured on February 23, 2011	-	1,361,203
Loan from China Construction Bank, with an interest rate of 6.39%, collateralized by land and plant, maturing on January11, 2012	1,369,842	-
Loan from China Construction Bank, with an interest rate of 4.779%, collateralized by land and plant, maturing on May 20, 2011	1,034,992	1,028,465
Loan from China Construction Bank, with an interest rate of 4.779%, collateralized by land and equipment, maturing on May 18, 2011	1,095,874	1,088,963
Loan from China Construction Bank, with an interest rate of 4.779%, guaranteed by XiangTang Group Ltd., maturing on August 2, 2011	1,445,945	1,436,825
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.965%, guaranteed by Suzhou Chenglian Investment and Guaranty Co., Ltd. , matured on January 25, 2011	-	1,814,937
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 5.31%, collateralized by bank deposit , matured on March 10, 2011	-	1,724,190
Loan from China Merchants Bank, with an interest rate of 5.841%, guaranteed by XiangTang Group Ltd., matured on January 5, 2011	-	1,512,447
Loan from Industrial and Commercial Bank of China, with an interest rate of 4.86%, collateralized by letter of credit, matured on January 16, 2011	-	151,245
Loan from Industrial and Commercial Bank of China, with an interest rate of 4.86%, collateralized by letter of credit, matured on January 9, 2011	-	90,747
Loan from Industrial and Commercial Bank of China, with an interest rate of 4.86%, collateralized by letter of credit, matured on January 23, 2011	-	90,747
Loan from China Construction Bank, with an interest rate of 4.78%, guaranteed by Danuo foundry Co., Ltd maturing on November 8, 2011	1,141,535	1,134,336
Loan from China Merchants Bank, with an interest rate of 5.31%, guaranteed by XiangTang Group Ltd., maturing on September 19, 2011	1,522,047	1,512,447
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.965%, guaranteed by TaiCang Agriculture Development Co., Ltd., matured on February 7, 2011	-	756,224
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 6.08%, collateralized by equipment, maturing on April 12, 2011	-	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 6.08%, collateralized by equipment, maturing on April 11, 2011	456,614	453,734
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.65%, collateralized by equipment, maturing on April 28, 2011	304,409	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.29%, collateralized by equipment, maturing on April 29, 2011	608,819	604,979
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.65%, guaranteed by Suzhou Chenglian Investment and Guaranty Co. Ltd., maturing on April 29, 2011	304,409	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 8.5%, collateralized by equipment, maturing on November 28, 2011	304,409	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.29%, collateralized by equipment, maturing on April 29, 2011	304,409	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 8.5%, collateralized by equipment, maturing on April 29, 2011	761,023	756,224
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.29%, collateralized by equipment, maturing on April 29, 2011	608,819	604,979
Loan from China Merchants Bank, with an interest rate of 5.35%, collateralized by certificate of insurance, maturing on April 11, 2011	-	214,768
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, matured on March 25, 2011	-	128,558
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, maturing on May 4, 2011	152,205	151,245
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, maturing on April 17, 2011	152,205	151,245
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, maturing on May 21, 2011	136,984	136,120
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 9.09%, guaranteed by Suzhou Chenglian Investment and Guaranty Co., Ltd. , maturing on January 30, 2012	1,369,842	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.35%, collateralized by Letter of credit, maturing on June 28, 2011	167,425	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.60%, collateralized by Letter of credit, maturing on July 20, 2011	152,205	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.60%, collateralized by Letter of credit, maturing on July 16, 2011	76,102	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.60%, collateralized by Letter of credit, maturing on August 25, 2011	121,764	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.60%, collateralized by Letter of credit, maturing on August 18, 2011	76,102	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.88%, collateralized by Letter of credit, maturing on September 11, 2011	129,375	-
	$13,797,355	$18,417,073

The interest expenses for these bank loans were $284,223 and $248,966 for the three months ended March 31, 2011 and 2010, respectively. The weighted average interest rates for these bank loans were 6.23% and 6.03% at March 31, 2011 and December 31, 2010, respectively. The loans’ terms are between five and twelve months. The collateralized net book value of the lands for these bank loans was $3,992,803 and $3,988,899 at March31, 2011 and December 31, 2010, respectively. The collateralized net book value of the equipment for these bank loans was $5,703,553 and $5,875,942 at March 31, 2011 and December 31, 2010, respectively. The collateralized net book value of the buildings for these bank loans was $4,063,276 and $3,646,585 at March 31, 2011 and December 31, 2010, respectively.

NOTE 11-Long-term loans

In January 2011, the Company borrowed $687,965 from Jiangsu Rural Commercial Bank, with an interest rate of110% over the benchmark interest rate of People’s Bank of China. Pursuant the loan agreement, the Company shall repay in average capital method each quarter during the period from January 18, 2011 to January 17, 2014. As of March 31, 2011, $168,947 was due within one year.

NOTE 12 –Notes payable

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

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes in the banks until the notes are settled. Cash restricted for this purpose amounted to $11,044,050 and $8,798,401 at March 31, 2011 and December 31, 2010.

NOTE 13 –Other payables

Other payables as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Payable for purchasing equipment	$411,464	$683,533
Accrued expense	855,944	879,366
Payroll payable and welfare payables	171,607	184,463
Other tax payables	35,271	336,647
Loan from third party	214,800	-
Others	44,680	88,875

	$1,733,766	$2,172,884

Accrued expense represented utility and rental expenses. The Company accrued utility expense and rental expense according to the contracts.

NOTE 14 –Capital lease payable

In September 2009, the Company signed a lease agreement with an equipment supplier under a capital lease arrangement. The arrangement entitles the Company a right to purchase the leased high-speed stretch yarn machines at $0 at the end of the 3-year lease term. The installations for these machines were completed in December 2009. The leased assets were recorded under property plant and equipment at the lower of (a) the fair value of the leased asset at the inception of the lease or (b) the present value of the minimum lease payments (excluding executing costs) over the lease term, and amortized over the estimated productive lives, which is normally 10 years, on a straight-line basis. Capital lease obligations at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Capital lease obligation-current portion	$302,838	$308,782
Capital lease obligation-long-term portion	125,390	194,645

Total capital lease obligation	$428,228	$503,427

Interest expenses amortized under capital lease for the three months ended March31, 2011 and 2010 was $6,618 and $10,231.

The following table sets out the remaining contractual maturities at the balance sheet date of the capital lease, which are based on contractual undiscounted cash flows (including interest payments computed using loan rate of the People’s Bank of China) and the earliest date the Company would be required to repay:

Amount
(Unaudited)
2011	$246,069
2012	225,096
Total	471,165
Less: Amount representing interest	(42,937)
Total at present value	$428,228

As of March 31, 2011 and December 31, 2010, the gross amount of the equipment recorded under capital lease agreement was $1,052,985 and $1,046,344, depreciation expense for the three months ended March 31, 2011 and 2010 was $22,118 and $21,320.

NOTE 15 –Statutory reserve

The Company is required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. The accumulated balance of the statutory reserve of the Company as of March 31, 2011 and December 31, 2010 were both $1,214,657.

In accordance with the PRC laws and regulations, the Company is restricted in their ability to transfer a portion of its net assets of the Company in the form of dividends, which amounted to both $1,214,657 representing the amount of accumulated balance of statutory reserve of Jinkai and Hangyu attributable to the Company, as of March 31, 2011 and December 31, 2010.

NOTE 16 –Government grants

Government grants of $154,794 and $235,518 for the three months ended March 31, 2011 and 2010, respectively, represented governmental subsidies received by the Company from the local government's innovation fund as a result of the Company qualifying as a Technology Middle/Small Enterprise.

NOTE 17 –Income taxes

Income taxes expense for the three months ended March 31, 2011 and 2010 represents PRC current income taxes. Income taxes expenses of $314,828 and $265,921 for the three months ended March31, 2011 and 2010, respectively.

The Company’s subsidiaries in China are subject to PRC Enterprise Income Tax (EIT) on the taxable income. According to PRC tax laws and regulations, the Company’s subsidiaries in China are subject to EIT with a tax rate of 25% after January 1, 2008. The Company’s distributions from its PRC subsidiaries are subject to U.S. federal income tax at 34%, less any applicable qualified foreign tax credits. Due to the Company’s policy of reinvesting its earnings in its PRC business, the Company has not provided for deferred tax liabilities (which does not include any potential qualified foreign tax credits or potential PRC dividend withholding taxes), for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings.

NOTE 18 –Related party transaction

The Company loaned shareholder Mr. Chen Jinle of a non-interest bearing loan aggregating $2,950,309 during the three months ended March 31, 2010. This amount was recorded as a dividend  to the shareholder in December 2010.

NOTE 19 –Reverse merger and common stock (restatement of the stockholders’ equity)

SEC Manual Item 2.6.5.4, Reverse acquisitions, requires that “in a reverse acquisition the historical stockholders’ equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital.”

Pursuant to the terms of the Share Exchange Agreement, Golden shareholders transferred to the Company all of the Golden shares in exchange for the issuance of 170,948,684 shares of the Company’s common stock. The Company reclassified its common stock and additional paid-in-capital accounts for the year ended December 31, 2009, 2010 and the three months ended March 31, 2010 accordingly.

 The Company's Articles of Incorporation authorizes 80,000,000 shares of common stock with par value $0.001 per share. Prior to the share exchange on December 22, 2010, the Company had 8,525,000 shares issued and outstanding. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the Closing of this transaction and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or has completed a contemplated reverse stock split. Golden’s owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of March 31, 2011, 78,525,000 shares are issued and outstanding and 100,948,648 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

NOTE 20 –Concentrations and credit risks

As of March 31, 2011 and December 31, 2010, the Company held cash in banks of $5,914,067 and $6,403,120, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit ratings.

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

No single customer accounted for 10% or more of the total sales for the three months ended March 31, 2011 and 2010.

Two major suppliers accounted for 92% ($17,016,035) of the Company’s inventory purchases for the three months ended March 31, 2011. One major supplier accounted for 89% ($7,491,470) of the Company inventory purchases for the three months ended March 31, 2010. If these suppliers terminate their supply relationships with the Company, the Company may be unable to purchase sufficient raw material on acceptable terms, and the Company’s financial results may be adversely affected.

NOTE 21 – Commitments and contingencies

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have material adverse effect on the business, financial condition or results of operations.

The Company has not recorded any commitments and legal contingencies as of March 31, 2011.

NOTE 22 –Earnings per share

(a) The following table presents a reconciliation of actual basic and diluted earnings per share:

	For the Three Months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted- actual	78,525,000	70,000,000
Net income available for common shareholders	$813,118	$675,154
Basic and diluted earnings per share – actual	$0.01	$0.01

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

(b) In the share exchange on December 22, 2010, the Company agreed to issue 170,948,684 shares of common stock. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Therefore, the Company has 78,525,000 shares of common stock issued and outstanding as of March 31, 2011, and the remaining shares will be issued in the future. The following table presents a reconciliation of pro forma basic and diluted earnings per share which give the effect that the remaining shares to be issued as if the remaining shares had issued on the closing of this transaction. All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

	For the Three Months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted–pro forma	179,473,684	170,948,684
Net income available for common shareholders	$813,118	$675,154
Basic and diluted earnings per share–pro forma	$0.00	$0.00

NOTE 23 –Subsequent events

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Disclaimer Regarding Forward-Looking Statements

This Current Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report; provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Form 10-Q.

Overview

We are a premium chemical fiber manufacturer of polyester fibers with operations based in Suzhou, Jiangsu Province. We commenced operations in 2001. The products we manufacture are of two major chemical fiber categories, Pre-Oriented Yarn (“POY”) and Draw Texturing Yarn (“DTY”). Our products are widely used to produce a variety of textile products for both home use and industrial use.

We primarily sell our products to local distributors and textile manufacturers in the People’s Republic of China (the “PRC”). Our products are sold under the “Jinkai” brand, which is widely recognized among our customers as a premium brand. We place strong emphasis on product quality and use our modern production facility and industry expertise to produce high quality polyester fibers.

Sales

We primarily focus on maintaining current business relationships as well as developing new ones. We have established four sales offices in Jiangsu Taicang, Jiangsu Jiangyin, Jiangsu Wujiang and Zhejiang Haining to provide our customers more convenient sales points and easier access to customer support. We typically charge a slight premium on our products as compared with other nearby chemical fiber manufacturers. Our order sizes vary from 1 to 1,000 metric tons and the time for completion of orders varies from 10 days to 5 months. Typically, we require new customers to make full payment before shipment of our products. For long-time customers with good payment history, we will require them to pay 30% prior to shipment, with the remainder due 30 days after delivery.

Our business is affected by many factors, including:

(a)

Raw Material Prices

Our main raw material is PET (Polyethylene Terephthalate), which is derived from crude oil; hence the fluctuation of crude oil price is an important factor affecting the PET prices, and market supply and demand relations will also affect PET prices.

(b)

Our Production Capacity

Our production capacity is a function of our factory space, equipment, and staff’s experience and technical level. We currently produce at full production capacity and our ability to expand our production will have a significant impact in our ability to increase sales. We added a new POY production line at the end of 2010, and a new facility is now under construction and is expected to put into service in mid 2011. Currently, we have outsourced a portion of our DTY processing production to satisfy our growing sales demand.

(c)

Competition

The chemical fiber market in China is large and fragmented. There are many other companies that make similar products, and thus price levels are set by competition in the marketplace. We believe that we are considered better than average in quality and service, and accordingly have been receiving a moderate price premium. We are located in a textile-intensive region and have a large number of customers within a 200KM radius of our facility. While the China chemical fiber market is vast and national price levels affect local levels, most of our competition takes place from regional companies, as customers’ desire quick delivery. In addition, since chemical fiber is a major cost component for fabric makers, they often prefer chemical fiber suppliers that are closer in proximity to foster closer business ties. Likewise, we place great emphasis on our customer relationships, because any of our customers could find other sources if our price, quality, or service became noncompetitive.

Cost of Sales

Our cost of sales consists primarily of raw material, direct labor and production overhead costs.

Our key raw material is PET and we primarily procure PET from two nearby raw material suppliers, both located within 200 kilometers of our production facility.

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

Selling, General and Administrative Expenses

Our selling and distribution costs consist of transportation fees, advertising and payroll-related costs. Our general and administrative costs consist of payroll-related costs, depreciation, office expenses and legal and professional fees.

Other Income/ (Expense)

Our other income/ (expense) consist of government grants, interest income, interest expense and other income. Under governmental policies and regulations encouraging the development of domestic enterprises, we sometimes receive government grants including income-tax rebates, technical renovation subsidies, and incentive subsidies.

Interest Expense

Our interest expense consists of interest expense based on our bank borrowings.

Income Tax Expense

We pay income tax in accordance with our local divisional taxing authority.

Seasonality

As is typical in the PRC, we have lower sales in the March quarter resulting from the two-week long Chinese Spring Festival, which usually occurs in January or February. Our customers typically halt production during this time.  We give our factory workers time off for this holiday and temporarily halt production.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

 The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars and as a percentage of sales.

	Three Months Ended March 31,
	2011		2010		Change in %
Sales	$18,811,810	100.0%	$10,894,718	100.0%	72.7%
Cost of Sales	16,735,803	89.0%	9,449,917	86.7%	77.1%
Gross Margin	2,076,007	11.0%	1,444,801	13.3%	43.7%
General and Administrative Expenses	670,993	3.6%	390,298	3.6%	71.9%
Selling Expenses	220,202	1.2%	130,667	1.2%	68.5%
Income From Operations	1,184,812	6.2%	923,836	8.5%	28.2%
Other Expense	56,866	0.2%	(17,239)	-0.1%	429.9%
Income Before Income Tax Expense	1,127,946	6.0%	941,075	8.6%	19.9%
Income Tax Expense	314,828	1.7%	265,921	2.4%	18.4%
Net Income Before Allocation to Non-controlling Interests	$813,118	4.3%	$675,154	6.2%	20.4%
Less: Net Income Attributable To Non-controlling Interests	-		-		N/A
Net income attributable to Matches, Inc.	$813,118	4.3%	$675,154	6.2%	20.4%

Sales

For the three months ended March 31, 2011, our sales increased by 72.7% to $18,811,810 from $10,894,718 for the three months ended March 31, 2010. This increase in our sales is mainly due to the increase in our product prices and increase in our sales volume. During fiscal 2010, the unit price of the Company’s key product, Polyester DTY, increased, as result of an increase in the price of the key raw material PET.

Cost of Sales

Our Cost of Sales increased by 77.1%, from $9,449,917 for the three months ended March 31, 2010 to $16,735,803 for the three months ended March 31, 2011. This increase in cost of sales resulted primarily from an increase in sales.

General and Administrative Expenses and Selling Expenses

General and administrative expenses include payroll-related costs, travel expenses, depreciation, bank service charges, and legal and professional fees. Our general and administrative expenses increased 71.9% from $390,298 for the three months ended March 31, 2010 to $670,993 for the three months ended March 31, 2011. This increase was primarily due to the following expenses increased in 2011; Travel Expenses, which was mainly due to frequent travelling for financing activities and market development activities; Bank service charges, which was mainly due to the increase of bank acceptance charge and discount interest as the increasing raw materials procurement; Legal and professional fees, which was mainly paid to lawyers, auditors and financial advisors after the company went public.

Selling expenses include transportation fee and payroll-related costs. For the three months ended March 31, 2011, selling expenses increased 68.5% from $130,667 to $220,202. The increase of selling expenses was primarily due to the increase in transportation fees as result of our sales increases.

Other Expense

The following table sets forth a breakdown of the principal other expenses of the Company:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
-Government grants	$154,794	$235,518
-Interest Income	68,584	12,378
-Interest Expense	(284,223)	(248,966)
-Other Income	3,979	18,309
Other Expense, net	$(56,866)	$17,239

Other expense includes interest expense offset by government grants, interest income and other income. Comparing the three months as of March 31 2011 and March 31, 2010, other income of $17,239 for the three months as of March 31, 2010 has decreased to other expense of $56,866 for three months as of March 31, 2011. The interest expense increased 14.2% from $248,966 to $284,223; and government grants decreased 34.3% from $235,518 to $154,794. This increase of other expense was mainly due to the decrease of government grants and the increase of interest expense during the first three months in 2011.

Income Tax Expense

Our income tax expense increased 18.4% from $265,921 in the three months ended March 31, 2010 to $314,828 for the three months ended March 31, 2011. Our profits before income taxes increased 19.9% from $941,075 for the three months ended March 31, 2010 to $1,127,946 for the three months ended March 31, 2011. Thus, the increase in income tax expense is mainly due to an increase in our profits before income taxes.

Net Income Attributable to Matches. Inc.

Our net income attributable to Matches, Inc. increased 20.4% from $675,154 for the three months ended March 31, 2010 to $813,118 for the three months ended March 31, 2011. This increase is primarily due to an increase of 43.7% in our gross profit from $1,444,801 for the three months ended March 31, 2010 to $2,076,007 for the three months ended March 31, 2011

LIQUIDITY AND CAPITAL RESOURCES

The Company's negative working capital as of March 31, 2011 and as of December 31, 2010 primarily is the result of its high level of short-term bank borrowing. As of result of this factor, our auditors' opinion for the year ended December 31, 2010 contained an explanatory statement with respect to our ability to continue as a going concern. Management believes that its excellent credit history with the local bank for the past 10 years and its consistent sales history are mitigating factors, and management’s view of our going concern risk is very low.

Restricted net assets

Our ability to pay dividends is primarily dependent on our receiving distributions of funds from our subsidiaries, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC Subsidiaries are required to set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. Our off-shore subsidiaries, including Golden Stone Rising Limited (“Golden”), Triple Success Holding LLC (“Triple Success”), do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of the companies.  There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and those reflected in the financial statements prepared in accordance with U.S. GAAP. As of March 31, 2011 and December 31 2010, restricted retained earnings were $1,214,657 and $1,214,657, respectively, and restricted net assets were $12,164,727 and $12,094,727, respectively. The unrestricted retained earnings as of March 31, 2011 and December 31, 2010 were $1,308,816 and $495,698, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

Restricted cash

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $11,044,050 and $8,798,401 as of March 31, 2011 and December 31 2010, respectively, presenting an increase of $2,245,649, or approximately 25.5%.

The following table sets forth the summary of our cash flows for three months ended March 31, 2011 and March 31, 2010:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Net cash provided by/(used in) operating activities	$5,451,812	$(4,184,015)
Net cash used in investing activities	(1,808,848)	(504,436)
Net cash provided by/(used in) financing activities	(4,171,102)	4,695,282
Effect of foreign currency fluctuation on cash and cash equivalents	39,085	530
Cash and cash equivalents-beginning of period	6,403,120	3,303,848
Cash and cash equivalents- end of period	$5,914,067	$3,311,209

Cash flow from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 was $5,451,812. This was mainly attributable to our net income of $813,118, adjusted by non-cash related expenses including depreciation of $495,174, amortization of land use rights and land development $22,220 and a net increase in working capital items of $4,121,300 for the three months ended March 31 2011. The net increase in working capital items was mainly due to the increase in restricted cash and advance to suppliers and inventory, offset by the increase in note payable, trade accounts payable.

Cash Flow from Investing Activities

During the three months ended March 31, 2011, net cash used in investing activities was $1,808,848, resulting in an increase of $1,304,412 as compared to $504,436 for the three months ended March 31, 2010. The increase was primarily due to purchase of a new office building in the three months ended March 31, 2011.

Cash Flow from Financing Activities

During the three months ended March 31, 2011, net cash used in financing activities was $4,171,102, which mainly consisted of net proceeds from bank loans of $4,138,465 offset by the repayment of bank loans of $8,231,402. As compared with the three months ended March 31, 2010, in which the net cash provided by financing activities was $4,695,282, the decrease of cash from financing activities during the first three months of 2011 was mainly due to the decrease of proceeds from bank loans which decreased from $12,385,898 to $4,138,465.

COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have material adverse effect on the business, financial condition or results of operations.

The Company has not recorded any commitments and legal contingencies as of March 31, 2011.

 Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures and the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO"). Based upon those evaluations, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures and our internal control over financial reporting were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. (REMOVE AND RESERVED.

ITEM 5. OTHER INFORMATION.

None

 ITEM 6. EXHIBITS.

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

31.2

Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)(11)

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350(11).

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350(11)

.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     MATCHES, INC.

Date: May 16 2011

By /s/ Zhao Zhimeng

Zhao Zhimeng

Chief Financial Officer

(Principal Financial and Accounting Officer) and Duly Authorized Officer