Form 10-Q/A
period 2010-09-30
MATCHES, INC.
filed 2011-06-28
CIK 1426703

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A3

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

ITEM 2. SIGNIFICANT FINANCIAL TRANSACTION

During the quarter we engaged Millenium Group, Inc to assist the Company with new business development strategies and options. Millenium Group is a consulting services firm owned and managed by Jonathan Mork, 47. His father, Dempsey Mork, is a controlling person of  one of our shareholders. Matches issued to Millenium Group a $10,000 convertible note as a non-refundable retainer to pay for Millenium to complete due diligence on Matches, as required by Millenium to secure its assistance with future advice and assistance on new business directions including possible acquisitions. Millenium will also receive a $400,000 cash payment if it is involved in assisting or advising the Company on any acquisition that is completed. The note is due and payable to Millenium in two years, and bears a 5% interest rate which shall accrue annually and be payable at maturity. At Millenium’s election, this note and any accrued interest can be retired at any earlier time by conversion into common shares. The note is convertible into 4.0% of Matches’ fully diluted common shares at the time of conversion, with full anti-dilution protection (not adjusted for splits or new issuances). Matches has also agreed that any shares issued under this note will have piggyback registration rights. The Board of Directors of Matches has approved and ratified the terms of this note.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $47,720 for the nine months  ended September 30, 2010, and $47,680 for the three months ended September 30, 2010, mostly due to the issuance of shares for services in the September quarter.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The auditors' report on financial statements as of and for the period ended on Dec. 31, 2009 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit
Number	Description
31.1	CCertification of Chief Executive Officer pursuant to Securities Exchange Act Rule I3a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbancs-Oxley Act of 2002
31.2	CCertification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CCertification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	CCertification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 28, 2011

Matches.Inc.

Registrant

Bv: /s/ Chen Jnle,

Chen Jinle

Chief Executive Officer