Form 10-Q
period 2011-06-30
MATCHES, INC.
filed 2011-08-15
CIK 1426703

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

The number of shares outstanding of the issuer's one class of Common Stock as of August 14, 2011 was 78,525,000.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$5,350,777	$6,403,120
Restricted cash	12,990,872	8,798,401
Notes receivable	2,177,573	2,266,870
Trade accounts receivable	6,378,656	4,827,697
Advance to suppliers	7,905,977	7,247,109
Inventories	2,261,457	4,126,215
Prepaid expenses	12,312	-

Total current assets	37,077,624	33,669,412

Property plant and equipment, net	19,066,528	17,256,960
Land use rights and land development, net	4,156,827	4,107,420

Total Assets	$60,300,979	$55,033,792

LIABILITIES AND EQUITY

Current liabilities
Short-term bank loans	$13,238,434	$18,417,073
Long-term loan-current portion	171,747	-
Notes payable	23,506,662	16,263,987
Trade accounts payable	2,397,747	1,780,878
Advances from customers	339,432	260,166
Income tax payable	314,601	428,113
Other payables	2,394,103	2,172,884
Amount due to shareholders	70,364	181,022
Capital lease payable-current portion	298,886	308,782

Total current liabilities	42,731,976	39,812,905

Long-term loan	413,121	-
Capital lease payable-long-term portion	56,744	194,645
Total Liabilities	43,201,841	40,007,550

Commitments and Contingencies

Equity
Shareholders’ equity
Common stock ($.001 par value; 80,000,000 shares authorized; 78,525,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively) (see note below)	78,525	78,525
Common stock to be authorized and issued ($.001 par value; 100,948,684 shares to be authorized and issued as of June 30, 2011 and December 31, 2010) (see note below)	100,949	100,949
Additional paid-in capital	10,700,856	10,700,856
Statutory reserves	1,214,657	1,214,657
Retained earnings	2,201,847	495,698
Accumulated other comprehensive income	2,261,067	1,905,729
Total Matches, Inc. shareholders’ equity	16,557,901	14,496,414

Non-controlling interests	541,237	529,828
Total Equity	17,099,138	15,026,242
TOTAL LIABILITIES AND EQUITY	$60,300,979	$55,033,792

(Note: In December 2010, the Company agreed to issue 170,948,684 shares of common stock in a transaction of share exchange, due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Prior to share exchange, the Company has 8,525,000 shares of common stock issued and outstanding, see Note 1 and Note 19 for details)

See notes to the consolidated financial statements.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$ 30,386,921	$ 19,832,386	$ 49,198,731	$ 30,727,104
Cost of sales	28,184,961	17,621,977	44,920,764	27,071,894
Gross margin	2,201,960	2,210,409	4,277,967	3,655,210

Operating expenses
General and administrative expenses	680,178	578,938	1,351,171	969,236
Selling expenses	263,810	211,238	484,012	341,905
Total operating expenses	943,988	790,176	1,835,183	1,311,141

Income from operations	1,257,972	1,420,233	2,442,784	2,344,069

Other income/(expense)
Government grants	231,039	4,329	385,833	239,847
Interest income	23,463	15,099	92,047	27,477
Interest expense	(258,769)	(357,841)	(542,992)	(606,807)
Other income	17,393	18,618	21,372	36,927
Other (expense)/income, net	13,126	(319,795)	(43,740)	(302,556)

Income before income tax expense	1,271,098	1,100,438	2,399,044	2,041,513

Income tax expense	378,852	260,243	693,680	526,164

Net income before allocation to non-controlling interests	892,246	840,195	1,705,364	1,515,349

Less: Net income attributable to non-controlling interests	(785)	-	(785)	-
Net income attributable to Matches, Inc.	893,031	840,195	1,706,149	1,515,349

Comprehensive income

Net income before allocation to non-controlling interests	892,246	840,195	1,705,364	1,515,349
Foreign currency translation adjustment	269,330	112,499	367,532	114,843
Comprehensive Income	1,161,576	952,694	2,072,896	1,630,192
Less: Comprehensive income attributable to non-controlling interests	8,047	279	11,409	279
Comprehensive Income Attributable to Matches, Inc.	1,153,529	952,415	2,061,487	1,629,913
Weighted-average number of common shares outstanding
Basic and diluted- actual	78,525,000	70,000,000	78,525,000	70,000,000
Basic and diluted-pro forma (see note below)	179,473,684	170,948,684	179,473,684	170,948,684
Earnings per share
Basic and diluted- actual	$ 0.01	$ 0.01	$ 0.02	$ 0.02
Basic and diluted-pro forma (see note below)	$ 0.00	$ 0.00	$ 0.01	$ 0.01

(Note: pro forma earnings per share reflects the effect from 100,948,684 shares of common stock to be issued and authorized as of June 30, 2011and 2010, respectively, see Note 1and Note 22 for details)

See notes to the consolidated financial statements.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income before allocation to non-controlling interests	$1,705,364	$1,515,349
Adjustments to reconcile net income before allocation to non-controlling interests to net cash provided by/(used in) operation activities:
Depreciation	1,031,606	794,847
Amortization of land use rights and land development	44,686	42,048
Changes in operating assets and liabilities
Restricted cash	(3,947,997)	(6,765,669)
Notes receivable	140,003	2,182,985
Trade accounts receivable	(1,424,687)	(1,055,669)
Advance to suppliers	(486,847)	(4,877,768)
Inventories	1,939,175	(299,460)
Prepaid expenses	(12,182)	26,404
Loans to shareholders	-	(4,121,135)
Loans to third parties	-	(4,165,280)
Notes payable	6,796,088	6,661,012
Trade accounts payable	569,819	5,984,806
Advances from customers	72,507	2,154,431
Income tax payable	(122,073)	(224,482)
Other payables	169,393	287,523
Amount due to shareholders	(112,016)	-

Net cash provided by/(used in) operating activities	6,362,839	(1,860,058)

Cash flows from investing activities:
Purchases of property plant and equipment	(2,429,028)	(2,367,339)
Payment for land use right and land development	-	(1,751)

Net cash used in investing activities	(2,429,028)	(2,369,090)

Cash flows from financing activities:
Repayment of capital lease obligations	(157,714)	(148,490)
Proceeds from bank loans	12,581,909	11,647,011
Repayment of bank loans	(17,547,002)	(6,967,670)

Net cash provided by/(used in) financing activities	(5,122,807)	4,530,851

Effect of foreign currency fluctuation on cash and cash equivalents	136,653	556,836

Net increase in cash and cash equivalents	(1,052,343)	858,539

Cash and cash equivalents- beginning of period	6,403,120	3,303,848
		,
Cash and cash equivalents- end of period	$5,350,777	$4,162,387

Supplementary cash flow information:

Cash paid for interest expense	$542,992	$606,807
Cash paid for income tax	$816,266	$751,299

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

The transaction closed on December 22, 2010 the (“Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired Golden by agreeing to issue 170,948,684 shares of common stock of the Company, constituting 95.25% of the Company’s shares to Golden’s owners after giving effect to the issuance of such shares. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of the acquisition and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or the Company completes a contemplated reverse stock split, which will not affect the total authorized shares.  The stockholder entitled to the additional shares owns a majority of the outstanding common shares, which entitles her to approve the reverse stock split. Golden’s owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of June 30, 2011 and December 31, 2010, 78,525,000 shares are issued and outstanding and 100,948,684 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

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

Call Option Agreements-Chen Jinle and other several senior management and other parties (each of them, the “Purchaser”) have entered into call option agreements, dated as of November 30, 2010, with our major shareholder, Hung Tsui Mei, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Hung Tsui Mei at a price of $0.0001 per share for a period of five years upon satisfaction of certain conditions.   These conditions are (1) if the Purchaser and Jinkai enter into a binding employment agreement for a term of not less than five years, the Purchaser will be entitled to purchase up to 40% of the total shares granted to the Purchaser; (2) if Jinkai achieves not less than after tax net income of US$ 400,000 as determined under United States Generally Accepted Accounting Principles consistently applied (“US GAAP”) for the fiscal year ended December 31, 2010, the Purchaser will be entitle to purchase up to 40% of the total shares granted to the Purchaser; and (3) if Jinkai achieves not less than after tax net income of US$ 100,000 as determined under US GAAP for the period from January 1, 2011 to June 30, 2011. The shares covered under such call option agreements amount to 88% of all issued and outstanding shares as of this time, among which Chen Jinle will be entitled to purchase 35% of all issued and outstanding shares of Matches, Inc.

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

Details of the Company and its subsidiaries as of June 30, 2011 were as follows:

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

As of June 30, 2011 and December 31, 2010, the Company had negative working capital of $5,654,179 and $6,143,493, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a consistently profitable level of operations.  The management plans to raise necessary working capital by obtaining new loans from banks, and the owners of the Company would provide any capital gap. There are no assurances that the Company will be successful in achieving these goals.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

Principles of consolidation

The accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010 and the related consolidated statements of income and comprehensive income for the three month and six month period and cash flows for the six month period ended June 30, 2011 and 2010 include those of the Company and its subsidiaries. All transactions and balances between the Company and its direct or indirect owned subsidiaries have been eliminated upon consolidation.

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

Impairment of long-lived assets

 In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the three and six months ended June 30, 2011 and 2010.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “’ Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.  This pronouncement is not expected to have a material impact on the consolidated financial statements upon adoption.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the consolidated financial statements.

NOTE 3 – Restricted cash

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $12,990,872 and $8,798,401, as of June 30, 2011 and December 31, 2010, respectively. (See Note 12)

NOTE 4 – Notes receivable

Notes receivable of $2,177,573 as of June 30, 2011 and $2,266,870 as of December 31, 2010 represents bank acceptance notes the Company received from customers for sales of products. The notes have maturity durations of 6 months, and are accepted by banks.

NOTE 5 – Trade accounts receivable

Trade accounts receivable at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31,2010
	(Unaudited)
Trade accounts receivable	$6,378,656	$4,827,697

No allowance for doubtful accounts was recorded as of June 30, 2011 and December 31, 2010 as management believes no accounts are uncollectible as of June 30, 2011 and December 31, 2010.

NOTE 6 – Advance to suppliers

In order to secure stock supplies of raw materials, the Company made advance payments to certain suppliers. As of June 30, 2011 and December 31, 2010, the advance payments to suppliers amounted to $7,905,977 and $7,247,109, respectively.

NOTE 7 –Inventory

Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31,2010
	(Unaudited)
Raw materials	$513,615	$2,051,901
Work in progress	794,465	978,741
Finished goods	953,377	1,095,573

	$2,261,457	$4,126,215

NOTE 8 –Property plant and equipment, net

Property, plant and equipment as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31,2010
	(Unaudited)
Buildings and plants	$7,439,548	$4,926,975
Machinery and equipment	17,067,110	16,232,287
Office equipment and furniture	503,042	480,515
Motor vehicles	549,860	518,380
	25,559,560	22,158,157
Less: Accumulated depreciation	(6,723,932)	(5,553,516)
	18,835,628	16,604,641
Construction in progress	230,900	652,319
	$19,066,528	$17,256,960

The depreciation expenses were $536,432 and $405,979 for the three months ended June 30, 2011 and 2010, respectively. The depreciation expenses were $1,031,606 and $794,847 for the six months ended June 30, 2011 and 2010, respectively. The collateralized net book value of the equipment for bank loans was $2,545,218 and $5,875,942 at June 30, 2011 and December 31, 2010. The collateralized net book value of the buildings for these bank loans was $5,383,329 and $3,646,585 at June 30, 2011 and December 31, 2010. (See Note 10 and Note 11)

NOTE 9 –Land use rights and land development, net

Land use rights, net as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31,2010
	(Unaudited)
Land use right	$1,566,922	$1,531,658
Land development	2,870,134	2,805,541
	4,437,056	4,337,199
Less: Accumulated amortization	(280,229)	(229,779)

	$4,156,827	$4,107,420

Amortization expenses were $22,466 and $21,082 for the three months ended June 30, 2011 and 2010, respectively. Amortization expenses were $44,686 and $42,048 for the six months ended June 30, 2011 and 2010, respectively. The collateralized net book value of the lands for these bank loans was $4,037,222 and $3,988,899 at June 30, 2011 and December 31, 2010. (See Note 10)

NOTE 10 –Short-term bank loan

Short-term bank loans as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Loan from China Construction Bank, with an interest rate of 5.31%, collateralized by land and plant, matured on February 23, 2011	-	1,361,203
Loan from China Construction Bank, with an interest rate of 6.39%, collateralized by land and plant, maturing on January11, 2012	1,392,542	-
Loan from China Construction Bank, with an interest rate of 4.779%, collateralized by land and plant, matured on May 20, 2011	-	1,028,465
Loan from China Construction Bank, with an interest rate of 4.779%, collateralized by land and equipment, matured on May 18, 2011	-	1,088,963
Loan from China Construction Bank, with an interest rate of 4.779%, guaranteed by XiangTang Group Ltd., maturing on August 2, 2011	1,469,906	1,436,825
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.965%, guaranteed by Suzhou Chenglian Investment and Guaranty Co., Ltd. , matured on January 25, 2011	-	1,814,937
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 5.31%, collateralized by bank deposit , matured on March 10, 2011	-	1,724,190
Loan from China Merchants Bank, with an interest rate of 5.841%, guaranteed by XiangTang Group Ltd., matured on January 5, 2011	-	1,512,447
Loan from Industrial and Commercial Bank of China, with an interest rate of 4.86%, collateralized by letter of credit, matured on January 16, 2011	-	151,245
Loan from Industrial and Commercial Bank of China, with an interest rate of 4.86%, collateralized by letter of credit, matured on January 9, 2011	-	90,747
Loan from Industrial and Commercial Bank of China, with an interest rate of 4.86%, collateralized by letter of credit, matured on January 23, 2011	-	90,747
Loan from China Construction Bank, with an interest rate of 4.78%, guaranteed by Danuo foundry Co., Ltd maturing on November 8, 2011	1,160,452	1,134,336
Loan from China Merchants Bank, with an interest rate of 5.31%, guaranteed by XiangTang Group Ltd., maturing on September 19, 2011	1,547,269	1,512,447
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.965%, guaranteed by TaiCang Agriculture Development Co., Ltd., matured on February 7, 2011	-	756,224
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 6.08%, collateralized by equipment, matured on April 12, 2011	-	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 6.08%, collateralized by equipment, matured on April 11, 2011	-	453,734
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.65%, collateralized by equipment, matured on April 28, 2011	-	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.29%, collateralized by equipment, matured on April 29, 2011	-	604,979
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.65%, guaranteed by Suzhou Chenglian Investment and Guaranty Co. Ltd., matured on April 29, 2011	-	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 8.5%, collateralized by equipment, maturing on November 28, 2011	309,454	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.29%, collateralized by equipment, matured on April 29, 2011	-	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 8.5%, collateralized by equipment, matured on April 29, 2011	-	756,224
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.29%, collateralized by equipment, matured on April 29, 2011	-	604,979
Loan from China Merchants Bank, with an interest rate of 5.35%, collateralized by certificate of insurance, matured on April 11, 2011	-	214,768
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, matured on March 25, 2011	-	128,558
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, matured on May 4, 2011	-	151,245
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, matured on April 17, 2011	-	151,245
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, matured on May 21, 2011	-	136,120
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 9.09%, guaranteed by Suzhou Chenglian Investment and Guaranty Co., Ltd. , maturing on January 30, 2012	1,392,542	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.60%, collateralized by Letter of credit, maturing on July 20, 2011	154,727	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.60%, collateralized by Letter of credit, maturing on July 16, 2011	77,363	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.60%, collateralized by Letter of credit, maturing on August 25, 2011	123,782	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.60%, collateralized by Letter of credit, maturing on August 18, 2011	77,363	-
Loan from Industrial and commercial bank of china, with an interest rate of 5.88%, collateralized by Letter of credit, maturing on September 11, 2011	131,518	-
Loan from China Construction Bank, with an interest rate of 6.31%, guaranteed by Danuo foundry Co., Ltd maturing on June 26, 2012	1,392,542	-
Loan from China Construction Bank, with an interest rate of 6.31%, guaranteed by Danuo foundry Co., Ltd maturing on June 9, 2012	1,547,269	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 6.31%, collateralized by fixed deposit, maturing on April 17, 2012	417,763	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 9.47%, collateralized by equipment, maturing on April 24, 2012	1,392,542	-
Loan from Industrial and commercial bank of china, with an interest rate of 6.44%, collateralized by Letter of credit, maturing on September 28, 2011	77,363	-
Loan from Industrial and commercial bank of china, with an interest rate of 6.44%, collateralized by Letter of credit, maturing on September 20, 2011	74,269	-
Loan from Industrial and commercial bank of china, with an interest rate of 6.44%, collateralized by Letter of credit, maturing on October 13, 2011	51,060	-
Loan from Industrial and commercial bank of china, with an interest rate of 6.44%, collateralized by Letter of credit, maturing on October 23, 2011	154,727	-
Loan from Industrial and commercial bank of china, with an interest rate of 6.44%, collateralized by Letter of credit, maturing on November 12, 2011	154,727	-
Loan from Industrial and commercial bank of china, with an interest rate of 6.44%, collateralized by Letter of credit, maturing on November 12, 2011	139,254	-
	$13,238,434	$18,417,073

The interest expenses for these bank loans were $235,619 and $357,841 for the three months ended June 30, 2011 and 2010, respectively. The interest expenses for these bank loans were $460,760 and $606,807 for the six months ended June 30, 2011 and 2010, respectively. The weighted average interest rates for these bank loans were 6.56% and 6.03% at June 30, 2011 and December 31, 2010, respectively. The loans’ terms are between one and twelve months. The collateralized net book value of the lands for these bank loans was $4,037,222 and $3,988,899 at June 30, 2011 and December 31, 2010, respectively. The collateralized net book value of the equipment for these bank loans was $2,545,218 and $5,875,942 at June 30, 2011 and December 31, 2010, respectively. The collateralized net book value of the buildings for these bank loans was $5,383,329 and $3,646,585 at June 30, 2011 and December 31, 2010, respectively. The company subsequently repaid matured bank loans through the date the financial statements have been issued.

NOTE 11-Long-term loan

In January 2011, the Company borrowed $687,965 from Jiangsu Rural Commercial Bank, with an interest rate of 110% over the benchmark interest rate of People’s Bank of China. Pursuant the loan agreement, the Company shall repay in average capital method each quarter during the period from January 18, 2011 to January 17, 2014. As of June 30, 2011, $171,747 was due within one year.

The company's long-term loan outstanding as of June 30, 2011 was as follows: 15

	June 30, 2011	December 31, 2010
	(Unaudited)
Long-term loan-current portion	$171,747	$-
Long-term loan	413,121	-

Total long-term loan	$584,868	$-

The payment schedule of the Company's long-term loan outstanding was as follows:
		Amount
As of December 31,		(Unaudited)
2011		$114,498
2012		228,996
2013		228,996
2014		12,378
Total		$584,868

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

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes in the banks until the notes are settled. Cash restricted for this purpose amounted to $12,990,872 and $8,798,401 at June 30, 2011 and December 31, 2010.

NOTE 13 –Other payables

Other payables as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Payable for purchasing equipment	$446,433	$683,533
Accrued expense	781,637	879,366
Payroll payable and welfare payables	180,352	184,463
Other tax payables	817,099	336,647
Others	168,582	88,875

	$2,394,103	$2,172,884

Accrued expense represented utility and rental expenses. The Company accrued utility expense and rental expense according to the contracts.

NOTE 14 –Capital lease payable

In September 2009, the Company signed a lease agreement with an equipment supplier under a capital lease arrangement. The arrangement entitles the Company a right to purchase the leased high-speed stretch yarn machines at $0 at the end of the 3-year lease term. The installations for these machines were completed in December 2009. The leased assets were recorded under property plant and equipment at the lower of (a) the fair value of the leased asset at the inception of the lease or (b) the present value of the minimum lease payments (excluding executing costs) over the lease term, and amortized over the estimated productive lives, which is normally 10 years, on a straight-line basis. Capital lease obligations at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Capital lease obligation-current portion	$298,886	$308,782
Capital lease obligation-long-term portion	56,744	194,645

Total capital lease obligation	$355,630	$503,427

Interest expenses amortized under capital lease for the three months ended June 30, 2011 and 2010 was $5,694 and $9,304, respectively. Interest expenses amortized under capital lease for the six months ended June 30, 2011 and 2010 was $12,312 and $19,535, respectively.

The following table sets out the remaining contractual maturities at the balance sheet date of the capital lease, which are based on contractual undiscounted cash flows (including interest payments computed using loan rate of the People’s Bank of China) and the earliest date the Company would be required to repay:

Amount
(Unaudited)
2011	$165,759
2012	228,826
Total	394,585
Less: Amount representing interest	(38,955))
Total at present value	$355,630

As of June 30, 2011 and December 31, 2010, the gross amount of the equipment recorded under capital lease agreement was $ 1,070,434 and $1,046,344. Depreciation expense for the three months ended June 30, 2011 and 2010 was $ 22,448 and $ 21,385, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $ 44,566 and $ 42,705, respectively.

NOTE 15 –Statutory reserve

The Company is required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. The accumulated balance of the statutory reserve of the Company as of June 30, 2011 and December 31, 2010 were both $1,214,657.

In accordance with the PRC laws and regulations, the Company is restricted in their ability to transfer a portion of its net assets of the Company in the form of dividends, which amounted to both $1,214,657 representing the amount of accumulated balance of statutory reserve of Jinkai and Hangyu attributable to the Company, as of June 30, 2011 and December 31, 2010.

NOTE 16 –Government grants

Government grants of $231,039 and $4,329 for the three months ended June 30, 2011 and 2010, $385,833 and $239,847 for the six months ended June 30, 2011 and 2010, represented governmental subsidies received by the Company from the local government's innovation fund as a result of the Company qualifying as a Technology Middle/Small Enterprise.

NOTE 17 –Income taxes

Income taxes expense for the six months ended June 30, 2011 and 2010 represents PRC current income taxes. Income taxes expenses of $378,852 and $260,243 for the three months ended June 30, 2011 and 2010,respectively. Income taxes expenses of $693,680 and $526,164 for the six months ended June 30, 2011 and 2010, respectively.

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

NOTE 18 –Related party transaction

The Company loaned shareholder Mr. Chen Jinle of a non-interest bearing loan aggregating $4,121,135 during the six months ended June 30, 2010. This amount was recorded as a dividend to the shareholder in December 2010.

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

Pursuant to the terms of the Share Exchange Agreement, Golden shareholders transferred to the Company all of the Golden shares in exchange for the issuance of 170,948,684 shares of the Company’s common stock. The Company reclassified its common stock and additional paid-in-capital accounts for the year ended December 31, 2009, 2010 and the three months and six months ended June 30, 2010 accordingly.

 The Company's Articles of Incorporation authorizes 80,000,000 shares of common stock with par value $0.001 per share. Prior to the share exchange on December 22, 2010, the Company had 8,525,000 shares issued and outstanding. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the Closing of this transaction and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or has completed a contemplated reverse stock split. Golden’s owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of June 30, 2011, 78,525,000 shares are issued and outstanding and 100,948,648 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

NOTE 20 –Concentrations and credit risks

As of June 30, 2011 and December 31, 2010, the Company held cash in banks of $5,350,777 and $6,403,120, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit ratings.

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

No single customer accounted for 10% or more of the total sales for the three and six months ended June 30, 2011 and 2010.

Two major suppliers accounted for 94% ($17,324,601) of the Company’s inventory purchases for the three months ended June 30, 2011. Three major suppliers accounted for 84% ($11,737,633) of the Company inventory purchases for the three months ended June 30, 2010. Two major suppliers accounted for 93% ($34,387,240) of the Company’s inventory purchases for the six months ended June 30, 2011. Three major suppliers accounted for 86% ($19,448,732) of the Company inventory purchases for the six months ended June 30, 2010. If these suppliers terminate their supply relationships with the Company, the Company may be unable to purchase sufficient raw material on acceptable terms, and the Company’s financial results may be adversely affected.

NOTE 21 – Commitments and contingencies

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have material adverse effect on the business, financial condition or results of operations.

The Company has not recorded any commitments and legal contingencies as of June 30, 2011.

NOTE 22 –Earnings per share

(a) The following table presents a reconciliation of actual basic and diluted earnings per share:

	For the Three Months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted- actual	78,525,000	70,000,000
Net income available for common shareholders	$893,031	$840,195
Basic and diluted earnings per share – actual	$0.01	$0.01

	For the Six Months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted- actual	78,525,000	70,000,000
Net income available for common shareholders	$1,706,149	$1,515,349
Basic and diluted earnings per share – actual	$0.02	$0.02

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

(b) In the share exchange on December 22, 2010, the Company agreed to issue 170,948,684 shares of common stock. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Therefore, the Company has 78,525,000 shares of common stock issued and outstanding as of June 30, 2011, and the remaining shares will be issued in the future. The following table presents a reconciliation of pro forma basic and diluted earnings per share which give the effect that the remaining shares to be issued as if the remaining shares had issued on the closing of this transaction. All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

	For the Three Months ended June 30,
	2011	2010
Pro Forma	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted–pro forma	179,473,684	170,948,684
Net income available for common shareholders	$893,031	$840,195
Basic and diluted earnings per share–pro forma	$0.00	$0.00

	For the Six Months ended June 30,
	2011	2010
Pro Forma	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted–pro forma	179,473,684	170,948,684
Net income available for common shareholders	$1,706,149	$1,515,349
Basic and diluted earnings per share–pro forma	$0.01	$0.01

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

(b)

Our Production Capacity

Our production capacity is a function of our factory space, equipment, and staff’s experience and technical level. We currently produce at full production capacity and our ability to expand our production will have a significant impact in our ability to increase sales. We added a new POY production line at the end of 2010, and a new facility put into service at the end of May, 2011. Currently, we have outsourced a portion of our DTY processing production to satisfy our growing sales demand.

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

Selling, General and Administrative Expenses

Our selling and distribution costs consist of transportation fees,  payroll-related costs, depreciation and office expenses. Our general and administrative costs consist of payroll-related costs, depreciation, office expenses, bank service charges and legal and professional fees.

Other Income/ (Expense)

Our other income/ (expense) consist of government grants, interest income, interest expense and other income. Under governmental policies and regulations encouraging the development of domestic enterprises, we sometimes receive government grants including income-tax rebates, technical renovation subsidies, and incentive subsidies.

Interest Expense

Our interest expense mainly consists of interest expense based on our bank borrowings.

Income Tax Expense

We pay income tax in accordance with our local divisional taxing authority.

Seasonality

As is typical in the PRC, we have lower sales in the first quarter resulting from the two-week long Chinese Spring Festival, which usually occurs in January or February. Our customers typically halt production during this time. We give our factory workers time off for this holiday and temporarily halt production.

Results of Operations for the Three Months Ended June 30, 2011 and for the Six Months Ended June 30, 2011, as compared to the same periods Ended June 30, of 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars and as a percentage of sales.

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change %	2011	2010	Change %
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Sales	$ 30,386,921	$ 19,832,386	53.2%	$ 49,198,731	$ 30,727,104	60.1%
Cost of sales	28,184,961	17,621,977	59.9%	44,920,764	27,071,894	65.9%
Gross margin	2,201,960	2,210,409	-0.4%	4,277,967	3,655,210	17.0%
General and administrative expenses	680,178	578,938	17.5%	1,351,171	969,236	39.4%
Selling expenses	263,810	211,238	24.9%	484,012	341,905	41.6%
Income from operations	1,257,972	1,420,233	-11.4%	2,442,784	2,344,069	4.2%
Other (expense)/income	13,126	(319,795)	104.1%	(43,740)	(302,556)	-85.5%
Income before income tax expense	1,271,098	1,100,438	15.5%	2,399,044	2,041,513	17.5%
Income tax expense	378,852	260,243	45.6%	693,680	526,164	31.8%
Net income before allocation to non-controlling interests	892,246	840,195	6.2%	1,705,364	1,515,349	12.5%
Less: Net income attributable to non-controlling interests	(785)	-	N/A	(785)	-	N/A
Net income attributable to Matches, Inc.	893,031	840,195	6.3%	1,706,149	1,515,349	12.6%

Sales

Comparing the three months ended June 30, 2011 with the three months ended June 30, 2010, our sales has increased by 53.2%, also comparing the six months ended June 30, 2011 with the six months ended June 30, 2010, our sales has increased by 60.1%. The increase in our sales is mainly due to the increase in our product prices and increase in our sales volume, as results of the booming growth of chemical fiber market price and market demands during 2011. The unit price of the Company’s key product, Polyester DTY, increased, as result of an increase in the price of the key raw material PET. Our selling price increased in 2011. For the three months ended June 30, 2011 and 2010, our average selling price increased by 23%. For the six months ended June 30, 2011 and 2010, our average selling price increased by 20%. Our sales volume increased in 2011. For the three months ended June 30, 2011 and 2010, our sales volume increased by 37%. For the six months ended June 30, 2011 and 2010, our sales volume increased by 47%.

Cost of Sales

Comparing the three months ended June 30, 2011 with the three months ended June 30, 2010, our cost of sales increased by 59.9% from $17,621,977 to $28,184,961, also comparing the six months ended June 30, 2011 with the six months ended June 30, 2010, our cost of sales has increased by 65.9% from $27,071,894 to $44,920,764. Our cost of sales consists primarily of our main raw material PET (Polyethylene Terephthalate), a by-product of crude oil. There are two major reasons attributable to the increase of cost of sales in 2011: The higher increase of unit price of the main raw materials in 2011 than 2010, and the increase of relevant costs including labor and transportation. Our sales volume increased in 2011. Raw materials comprised 80% above of cost of sales for 2011. During this period, the price of crude oil increased, resulting in the increase in the price of PET and subsequently increasing our cost of sales. For the three months ended June 30, 2011 and 2010, the average purchase price of PET increased by 35.9% from 2010 to 2011. For the six months end June 30, 2011 and 2010, the average purchase price of PET increased by 37.5% in 2011.

Gross Margin

Comparing the three months ended June 30, 2011 with the three months ended June 30, 2010, our gross margin showed a slight decrease by 0.4%, mainly due to a higher cost of raw materials and labor during the period of 2011. Also comparing the six months ended June 30, 2011 with the six months ended June 30, 2010, our gross margin increased by 17.0% from $3,655,210 to $4,277,967, for the reason that the costs of raw material and labor has not sharply increased in the beginning three months of 2011, hence giving us a higher gross margin when comparing the six months’ period between 2011 and 2010.

General and Administrative Expenses and Selling Expenses

General and administrative expenses include payroll-related costs, travel expenses, depreciation, bank service charges, and legal and professional fees. Comparing the three months ended June 30, 2011 with the three months ended June 30, 2010, our general and administrative expenses increased by 17.5% from $578,938 to $680,178, also comparing the six months ended June 30, 2011 with the six months ended June 30, 2010, our general and administrative expenses increased by 39.4% from $969,236 to $1,351,171.

This increase was primarily due to the following expenses increasing in 2011; Travel Expenses, which was mainly due to frequent travelling for financing activities and market development activities; Bank service charges, which was mainly due to the increase of bank acceptance charges as the increasing raw materials procurement; Legal and professional fees which was mainly paid to lawyers, auditors and financial advisors after the company went public.

Selling expenses include transportation fee and payroll-related costs. For the three months ended June 30, 2011 and for the six months ended June 30, 2011, the selling expenses increased by 24.9% and 41.6% respectively. The increase of selling expenses was primarily due to the increase in transportation fees as result of our sales increases.

Other Expense

The following table sets forth a breakdown of the principal other expenses of the Company:

	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
-Government grants	$231,039	$4,329	$385,833	$239,847
-Interest Income	23,463	15,099	92,047	27,477
-Interest Expense	(258,769)	(357,841)	(542,992)	(606,807)
-Other Income	17,393	18,618	21,372	36,927
Other(Expense)/Income	$13,216	$(319,795)	$(43,740)	$(302,556)

Other expense includes interest expense offset by government grants, interest income and other income.

Comparing the three months ended June 30, 2011 with the three months ended June 30, 2010, the other income increased by 104.1%, as the $319,795 of other expense in 2010 turned into $13,216 of other income in 2011, the significantly reduced other expense is attributable by the increased government grants the company received as well as the decreased interest expense during the three months ended June 30, 2011.

Also comparing the six months ended June 30, 2011 with the six months ended June 30, 2010, the other expense also significantly decreased by 85.5% from $302,556 in 2010 to $43,740 in 2011, this decrease of other expense is mainly due to the increased government grants and interest income we received, and the decreased interest expense during the six months ended June 30, 2011.

Income Tax Expense

Comparing the three months ended June 30, 2011 with the three months ended June 30, 2010, our income tax expense increased by 45.6% from $260,243 for the three months ended June 30, 2010 to $378,852 for the three months ended June 30, 2011, the increase in income tax expense is mainly due to an increase in our profits before income taxes.

Comparing the six months ended June 30, 2011 with the six months ended June 30, 2010, our income tax expense increased by 31.8% from $526,164 to $693,680, the increase in income tax expense is also due to the increase in our profits before income taxes.

Net Income Attributable to Matches. Inc.

Comparing the three months ended June 30, 2011 with the three months ended June 30, 2010, our net income attributable to Matches, Inc. increased 6.3% from $840,195 to $893,031. This increase is primarily due to the decrease in other expenses during the three months ended June 30, 2011.

Also comparing the six months ended June 30, 2011 with the six months ended June 30, 2010, our net income attributable to Matches, Inc. increased 12.6% from $1,515,349 to $1,706,149. The increase is primarily due to the 17% increase in our gross profit from $3,655,210 to $4,277,967 for the six months’ periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011 and December 31, 2010, the Company had negative working capital of $5,654,179 and $6,143,493, which raises substantial doubt about the Company's ability to continue as a going concern. The negative working capital primarily is the result of its high level of due to lack of cash. As of result of this factor, our auditors' opinion for the year ended December 31, 2010 contained an explanatory statement with respect to our ability to continue as a going concern. Management believes that its excellent credit history with the local bank for the past 10 years and its consistent sales history are mitigating factors, and management’s view of our going concern risk is remote.

Restricted net assets

Our ability to pay dividends is primarily dependent on our receiving distributions of funds from our subsidiaries, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC Subsidiaries are required to set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. Our off-shore subsidiaries, including Golden Stone Rising Limited (“Golden”), Triple Success Holding LLC (“Triple Success”), do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of the companies.  There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and those reflected in the financial statements prepared in accordance with U.S. GAAP. As of June 30, 2011 and December 31 2010, restricted retained earnings were $1,214,657 and $1,214,657, respectively, and restricted net assets were $12,164,727 and $12,094,727, respectively. The unrestricted retained earnings as of June 30, 2011 and December 31, 2010 were $2,201,847 and $495,698, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

Restricted cash

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $12,990,872 and $8,798,401 as of June 30, 2011 and December 31, 2010, respectively, presenting a 47.7% increase of $4,192,471.

The following table sets forth the summary of our cash flows for the six months ended June 30, 2011, comparing with the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net cash provided by/(used in) operating activities	$6,362,839	$(1,860,058)
Net cash used in investing activities	(2,429,028)	(2,369,090)
Net cash provided by/(used in) financing activities	(5,122,807)	4,530,851
Effect of foreign currency fluctuation on cash and cash equivalents	136,653	556,836
Cash and cash equivalents-beginning of period	6,403,120	3,303,848
Cash and cash equivalents- end of period	$5,350,777	$4,162,387

Cash flow from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 was $6,362,839, showing significant increase as compared with net cash used by operating activities for the six months ended June 30, 2010 which was $1,860,058. This was mainly attributable to our net income of $1,705,364, adjusted by non-cash related expenses including depreciation of $1,031,606, amortization of land use rights and land development $44,686 and a net increase in working capital items of $3,581,183 for the six months ended June 30, 2011. The net increase in working capital items was mainly due to the increase in restricted cash, offset by the increase in note payable, trade accounts payable.

Cash Flow from Investing Activities

During the six months ended June 30, 2011, net cash used in investing activities was $2,429,028, showing a minor increase by 2.6% as compared to $2,369,090 for the six months ended June 30, 2010.

Cash Flow from Financing Activities

During the six months ended June 30, 2011, net cash used in financing activities was $5,122,807, which mainly consisted of net proceeds from bank loans of $12,581,909 offset by the repayment of bank loans of $17,547,002. As compared with the six months ended June 30, 2010, the net cash provided by financing activities was $4,530,851, the decrease of cash from financing activities during the six months of 2011 was mainly due to the significant increase of repayment of bank from $6,967,670 for six months ended June 30, 2010 to $17,547,002 for six months ended June 30, 2011.

COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have material adverse effect on the business, financial condition or results of operations.

The Company has not recorded any commitments and legal contingencies as of June 30, 2011.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e). Based upon those evaluations, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As such we believe that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filling with the SEC (i) is recorded, processed, summarized and reported within the required time period and (ii) is accumulated and communicated to our management, including our principal, executive officers and principal financial officers, as appropriate to allow timely decision regarding required disclosure.

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

Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 15, 2011

By /s/ Zhao Zhimeng

Zhao Zhimeng

Chief Financial Officer

(Principal Financial and Accounting Officer)

and Duly Authorized Officer