Form 10-Q
period 2011-09-30
MATCHES, INC.
filed 2011-11-15
CIK 1426703

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2011

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

(86)-512-53818777

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

The number of shares outstanding of the issuer's one class of Common Stock as of November 14, 2011 was 78,525,000.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$3,657,577	$6,403,120
Restricted cash	8,170,456	8,798,401
Notes receivable	3,420,913	2,266,870
Trade accounts receivable	8,332,390	4,827,697
Advance to suppliers	7,347,437	7,247,109
Inventories	2,952,409	4,126,215
Prepaid expenses	23,040	-

Total current assets	33,904,222	33,669,412

Property plant and equipment, net	18,808,763	17,256,960
Land use rights and land development, net	4,173,770	4,107,420

TOTAL ASSETS	$56,886,755	$55,033,792

LIABILITIES AND EQUITY

Current liabilities
Short-term bank loans	$15,726,827	$18,417,073
Long-term loan-current portion	173,389	-
Notes payable	16,794,352	16,263,987
Trade accounts payable	1,560,733	1,780,878
Advances from customers	864,429	260,166
Income tax payable	667,667	428,113
Other payables	849,774	2,172,884
Amount due to shareholders	385,496	181,022
Capital lease payable-current portion	275,481	308,782

Total current liabilities	37,298,148	39,812,905

Long-term loan	359,274	-
Capital lease payable-long-term portion	-	194,645
Total Liabilities	37,657,422	40,007,550

Commitments and Contingencies 3

Equity
Shareholders' equity
Common stock ($.001 par value; 80,000,000 shares authorized; 78,525,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively) (see note below)	78,525	78,525
Common stock to be authorized and issued ($.001 par value; 100,948,684 shares to be authorized and issued as of September 30, 2011 and December 31, 2010) (see note below)	100,949	100,949
Additional paid-in capital	10,700,856	10,700,856
Statutory reserves	1,214,657	1,214,657
Retained earnings	4,166,507	495,698
Accumulated other comprehensive income	2,423,954	1,905,729
Total Matches, Inc. shareholders' equity	18,685,448	14,496,414

Non-controlling interests	543,885	529,828
Total Equity	19,229,333	15,026,242
TOTAL LIABILITIES AND EQUITY	$56,886,755	$55,033,792

(Note: In December 2010, the Company agreed to issue 170,948,684 shares of common stock in a transaction of share exchange, due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Prior to share exchange, the Company has 8,525,000 shares of common stock issued and outstanding, see Note 1 and Note 18 for details)

See notes to the consolidated financial statements.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$ 24,092,128	$ 23,124,076	$ 73,290,859	$ 53,851,180
Cost of sales	20,557,638	19,679,878	65,478,402	46,751,772
Gross margin	3,534,490	3,444,198	7,812,457	7,099,408

Operating expenses
General and administrative expenses	592,539	581,893	1,943,710	1,551,129
Selling expenses	176,672	221,869	660,684	563,774
Total operating expense	769,211	803,762	2,604,394	2,114,903

Income from operations	2,765,279	2,640,436	5,208,063	4,984,505

Other income/(expense)
Government grants	-	623,255	385,833	863,102
Interest income	122,471	40,391	214,518	67,868
Interest expense	(268,836)	(367,451)	(811,828)	(974,258)
Other income	5,925	112,571	27,297	149,498
Other (expense)/income, net	(140,440)	408,766	(184,180)	106,210

Income before income tax expense	2,624,839	3,049,202	5,023,883	5,090,715

Income tax expense	665,458	642,217	1,359,138	1,168,381

Net income before allocation to non-controlling interests	1,959,381	2,406,985	3,664,745	3,922,334

Less: Net income attributable to non-controlling interests	(3,266)	(14,167)	(3,266)	(14,167)
Net income attributable to Matches, Inc.	1,962,647	2,421,152	3,668,011	3,936,501

Comprehensive Income
Net income before allocation to non-controlling interests	1,959,381	2,406,985	3,664,745	3,922,334
Foreign currency translation adjustment	168,016	169,442	535,548	284,285
Comprehensive Income	2,127,397	2,576,427	4,200,293	4,206,619

Less: Comprehensive income attributable to non-controlling interests	2,648	(3,839)	14,057	(3,560)
Comprehensive Income Attributable to Matches, Inc.	2,124,749	2,580,266	4,186,236	4,210,179
Weighted-average number of common shares outstanding
Basic and diluted- actual	78,525,000	70,000,000	78,525,000	70,000,000
Basic and diluted-pro forma (see note below)	179,473,684	170,948,684	179,473,684	170,948,684

Earnings per share
Basic and diluted- actual	$ 0.02	$ 0.03	$ 0.05	$ 0.06
Basic and diluted-pro forma (see note below)	$ 0.01	$ 0.01	$ 0.02	$ 0.02

(Note: pro forma earnings per share reflect the effect from 100,948,684 shares of common stock to be issued and authorized as of September 30, 2011and 2010, respectively, see Note 1and Note 21 for details)

See notes to the consolidated financial statements.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income before allocation to non-controlling interests	$3,664,745	$3,922,334
Adjustments to reconcile net income before allocation to non-controlling interests to net cash provided by/(used in) operation activities:
Depreciation	1,565,901	1,256,356
Amortization of land use rights and land development	67,292	63,332
Changes in operating assets and liabilities
Restricted cash	901,882	(6,217,020)
Notes receivable	(1,062,390)	154,707
Trade accounts receivable	(3,292,734)	(4,259,980)
Advance to suppliers	135,201	(4,005,574)
Inventories	1,288,192	1,024,246
Prepaid expenses	(22,671)	26,407
Loans to third parties	-	(51,775)
Notes payable	(3,096)	6,667,612
Trade accounts payable	(274,102)	392,610
Advances from customers	586,188	754,245
Income tax payable	221,898	156,801
Other payables	(1,372,057)	2,810,993
Amount due to shareholders	197,627	63,083

Net cash provided by/(used in) operating activities	2,601,876	2,758,377

Cash flows from investing activities:
Purchases of property plant and equipment	(2,535,832)	(2,915,876)
Payment for land use right and land development	-	(1,752)

Net cash used in investing activities	(2,535,832)	(2,917,628)

Cash flows from financing activities:
Contribution paid from non-controlling interests	-	526,608
Repayment of capital lease obligations	(240,545)	(237,732)
Proceeds from bank loans	16,819,859	15,167,831
Repayment of bank loans	(19,537,350)	(9,468,341)
Dividend paid to owners	-	(5,646,478)

Net cash provided by/(used in) financing activities	(2,958,036)	341,888

Effect of foreign currency fluctuation on cash and cash equivalents	146,449	73,393

Net increase /(decrease) in cash and cash equivalents	(2,745,543)	256,030

Cash and cash equivalents- beginning of period	6,403,120	3,303,848

Cash and cash equivalents- end of period	$3,657,577	$3,559,878

Supplementary cash flow information:

Cash paid for interest expense	$811,828	$974,258
Cash paid for income tax	$1,131,999	$1,011,580

See notes to the consolidated financial statements

MATCHES, INC.AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FININACIAL STATEMENTS

Note 1 - Organization and Description of Business

Matches, Inc. (the "Company") was incorporated pursuant to the laws of the State of Wyoming on November 28, 2007. On December 17, 2010, the Company entered into an Agreement and Plan of Reorganization (the "Exchange Agreement"), pursuant to which we intended to acquire Golden Stone Rising Limited, a British Virgin Islands company ("Golden"). Golden, through its subsidiaries and controlled operations in the People's Republic of China (the "PRC" or "China"), is in the business of producing polyester chemical fibers.

The transaction closed on December 22, 2010 the ("Closing Date"). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired Golden by agreeing to issue 170,948,684 shares of common stock of the Company, constituting 95.25% of the Company's shares to Golden's owners after giving effect to the issuance of such shares. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of the acquisition and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or the Company completes a contemplated reverse stock split, which will not affect the total authorized shares.  The stockholder entitled to the additional shares owns a majority of the outstanding common shares, which entitles her to approve the reverse stock split. Golden's owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of September 30, 2011 and December 31, 2010, 78,525,000 shares are issued and outstanding and 100,948,684 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

Taicang Kehui Consulting Service Limited ("Kehui") was incorporated under the laws of the PRC as the wholly owned subsidiary of Triple Success Holding LLC ("Triple Success") on October 22, 2010. Triple Success was incorporated in the United States of America as a limited liability company on May 25, 2010, which was a wholly owned subsidiary of Golden.

Suzhou Jinkai Textile Co., Ltd. ("Jinkai") was organized under the laws of the PRC on April 17, 2001 with registered capital of $60,401 (RMB 500,000). By the end of 2007, the owners made further injection to increase the registered  capital to $7,140,958(RMB56,000,000), which was 90% owned by Mr. Chen Jinle, the Company's chairman, and 10% owned by Mr. Chen Chenxu, Mr. Chen Jinle's nephew. In 2008, the owners injected further capital of $1,459,769 (RMB10,000,000) in Jinkai.

Suzhou Hangyu Textile Co., Ltd ("Hangyu") was organized under the laws of the PRC on January 11, 2006 with registered capital of $2,279,343 (RMB18,000,000), which was 90% owned by Mr. Chen Jinle, and 10% owned by Mr. Chen Chenxu. On January 28, 2010, Mr. Chen Jinle and Mr. Chen Chenxu, the two shareholders of Hangyu, each signed Share Transfer Agreements (the "Agreements") with Jinkai. Pursuant to the Agreements, Mr. Chen Jinle and Mr. Chen Chenxu transferred their total equity interest of Hangyu, representing 90% and 10%, respectively, to Jinkai as a capital contribution. Jinkai increased its registered capital from $8,600,727 (RMB66,000,000) to $11,465,122 (RMB88,000,000). As a result of the Agreements, Hangyu became a wholly owned subsidiary of Jinkai.

Taicang Jinkai Differentiated Fibers Research and Development Co., Ltd. ("Taicang Jinkai") was established on April 25, 2008 with registered capital of $146,088 (RMB1,000,000), as a wholly owned subsidiary of Jinkai.

On February 2, 2010, Suzhou Zhongxian Supply Chain Management Co., Ltd. ("Zhongxian"), a new subsidiary of Jinkai, was organized under the laws of the PRC with registered capital of $1,170,104 (RMB 8,000,000). On the date of inception, Jinkai owned 20% and Mr. Chen Jinle owned 30% of Zhongxian's equity interest. In April 2010, Mr. Chen Jinle and another individual owner of Zhongxian transferred 10% and 25%, respectively, equity interest in Zhongxian to Jinkai for cash. As a result of these transactions, Jinkai owns a 55% equity interest of Zhongxian.

Jiankai, together with its three subsidiaries, is engaged in the manufacturing and sales of terylene partially oriented filament and terylene draw textured yarn.

On November 20, 2010, Kehui entered into the following contractual arrangements with Jinkai and its shareholders, providing Kehui the ability to control Jinkai, including its financial interest as described below. Thus, Jinkai became a contractually controlled subsidiary of Kehui (the "Reorganization").

Entrusted Management Agreement-Pursuant to the Entrusted Management Agreement between Kehui, Jinkai and the Jinkai shareholders, Jinkai and its shareholders agreed to entrust the business operations of Jinkai and its management to Kehui until Kehui acquires all of the assets or equity of Jinkai (as more fully described under the "Exclusive Option Agreement" below).  Under the Entrusted Management Agreement, Kehui manages Jinkai's operations and assets, and controls all of Jinkai's cash flow and assets through entrusted or designated bank accounts.  In turn, it is entitled to all of Jinkai's net earnings as a management fee, and is obligated to pay all Jinkai's debts to the extent Jinkai is not able to pay such debts. The Entrusted Management Agreement will remain in effect until the acquisition of all assets or equity of Jinkai by Kehui is completed.

Shareholders' Voting Proxy Agreement-Under the Shareholders' Voting Proxy Agreement between Kehui and the Jinkai shareholders, the Jinkai shareholders irrevocably and exclusively appointed the board of directors of Kehui as their proxy to vote on all matters that require Jinkai shareholder approval.  The Shareholders' Voting Proxy Agreement shall not be terminated prior to the completion of acquisition of all assets or equity of Jinkai by Kehui.

Exclusive Option Agreement-Under the Exclusive Option Agreement between Kehui, Jinkai and the Jinkai shareholders, the Jinkai shareholders granted Kehui an irrevocable exclusive purchase option to purchase all or part of the shares or assets of Jinkai.  The option is exercisable at any time but only to the extent that such purchase does not violate any PRC law then in effect.  The exercise price shall be determined by relevant agreements entered into by and between Kehui and Jinkai shareholders based on the circumstances of the exercise of option, and such exercise price shall be refunded to Kehui or Jinkai. Jinkai and the Jinkai shareholders agreed in the Exclusive Option Agreement not to encumber any of the any assets, operations or legal or beneficiary interests with respect to its revenues, unless such sale, assignment, mortgage, disposal or encumbrance relates to its daily operation or has been disclosed to and agreed upon by Taicang in writing.  Although Suzhou has pledged its land and assets for a short-term bank loan, the purpose of the loan was to provide working capital for day to day operations and business development, and Taicang consented in writing to such pledge. Accordingly, the pledge did not violate the Exclusive Option Agreement.

 Shares Pledge Agreement-Under the Shares Pledge Agreement among Kehui, Jinkai and the Jinkai shareholders, the Jinkai shareholders pledged all of their equity interests in Jinkai, including the proceeds thereof, to guarantee all of Kehui's rights and benefits under the Entrusted Management Agreement, the Exclusive Option Agreement and the Shareholders' Voting Proxy Agreement. Prior to termination of the Shares Pledge Agreement, the pledged equity interests cannot be transferred without Kehui's prior consent. The Share Pledge Agreement is being filed with the State Administration for Industry and Commerce (SAIC) in the PRC. The SAIC is the registration authority for commercial entities. The Company believes that the Contractual Agreements are fully enforceable and are not required to be filed with the SAIC in order to be enforceable.

Call Option Agreements-Chen Jinle and other several senior management and other parties (each of them, the "Purchaser") have entered into call option agreements, dated as of November 30, 2010, with our major shareholder, Hung Tsui Mei, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Hung Tsui Mei at a price of $0.0001 per share for a period of five years upon satisfaction of certain conditions. These conditions are (1) if the Purchaser and Jinkai enter into a binding employment agreement for a term of not less than five years, the Purchaser will be entitled to purchase up to 40% of the total shares granted to the Purchaser; (2) if Jinkai achieves not less than after tax net income of US$ 400,000 as determined under United States Generally Accepted Accounting Principles consistently applied ("US GAAP") for the fiscal year ended December 31, 2010, the Purchaser will be entitle to purchase up to 40% of the total shares granted to the Purchaser; and (3) if Jinkai achieves not less than after tax net income of US$ 100,000 as determined under US GAAP for the period from January 1, 2011 to September 30, 2011. The shares covered under such call option agreements amount to 88% of all issued and outstanding shares as of this time, among which Chen Jinle will be entitled to purchase 35% of all issued and outstanding shares of Matches, Inc.

As a result of these arrangements, Kehui maintains the ability to approve decisions made by Jinkai and is entitled to substantially all of the economic benefits of Jinkai. Therefore, Kehui is deemed to be the indirect sole interest-holder of Jinkai and consolidates Jinkai from the date of the agreements in accordance with ASC 810-10, "Consolidation." Jinkai's controlling shareholder also substantially owned more than 50% of Golden at November 20, 2010. Golden and Jinkai were considered under common control at the date of Reorganization. Therefore the Reorganization was accounted for as a transaction between entities under common control in a manner similar to pooling of interests.

Details of the Company and its subsidiaries as of September 30, 2011 were as follows:

		Date of	Beneficial
	Place of	incorporation or	Ownership
Company name	Incorporation	Establishment	Interest

Matches, Inc.	U.S.	November 28,2007	NA
Golden Stone Rising Limited("Golden")	BVI	June 22, 2010	100%
Triple Success Holding LLC ("Triple Success")	U.S.	May 25, 2010	100%
Taicang Kehui Consulting Service Limited ("Kehui")	PRC	October 22, 2010	100%
Suzhou Jinkai Textile Co., Ltd. ("Jinkai")	PRC	April 17, 2001	100%
Suzhou Hangyu Textile Co., Ltd ("Hangyu")	PRC	January 11, 2006	100%
Taicang Jinkai Differentiated Fibers Research and Development Co., Ltd ("Taicang Jinkai")	PRC	April 25, 2008	100%
Suzhou Zhongxian Supply Chain Management Co., Limited ("Zhongxian")	PRC	February 2, 2010	55%

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

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

In addition, the consolidated financial statements of the Company have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

As of September 30, 2011 and December 31, 2010, the Company had negative working capital of $3,393,926 and $6,143,493, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a consistently profitable level of operations.  The management plans to raise necessary working capital by obtaining new loans from banks, and the owners of the Company would provide any capital gap. There are no assurances that the Company will be successful in achieving these goals.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

Principles of consolidation

The accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010 and the related consolidated statements of income and comprehensive income for the three month and nine month period and cash flows for the nine month period ended September 30, 2011 and 2010 include those of the Company and its subsidiaries. All transactions and balances between the Company and its direct or indirect owned subsidiaries have been eliminated upon consolidation.

Non-controlling interest represents the ownership interests in the subsidiary that are held by owners other than the parent. In December 2007, the Financial Account Standards Board ("FASB") issued "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, ASC Topic 810-10. ASC 810-10 requires that the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent's equity and that net income or loss and comprehensive income or loss are attributed to the parent and the non-controlling interest.  If losses attributable to the parent and the non-controlling interest in a subsidiary exceed their interests in the subsidiary's equity, the excess, and any further losses attributable to the parent and the non-controlling interest, is attributed to those interests.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Form 10-K"), previously filed with the Securities and Exchange Commission.

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

Impairment of long-lived assets

 In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the three and nine months ended September 30, 2011 and 2010.

Revenue recognition

Revenue from product sales is recognized when title has been transferred, which is generally at the time of customer's receipt of product, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable, and the collection of the related receivable is probable. The Company reports revenue net of value added taxes if applicable.

Recently issued accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.  This pronouncement is not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 -Restricted cash

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $8,170,456 and $8,798,401, as of September 30, 2011 and December 31, 2010, respectively. (See Note 12)

NOTE 4 - Notes receivable

Notes receivable of $3,420,913 as of September 30, 2011 and $2,266,870 as of December 31, 2010 represents bank acceptance notes the Company received from customers for sales of products. The notes have maturity durations of 6 months, and are accepted by banks.

NOTE 5 - Trade accounts receivable

Trade accounts receivable at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31,2010
	(Unaudited)
Trade accounts receivable	$8,332,390	$4,827,697

No allowance for doubtful accounts was recorded as of September 30, 2011 and December 31, 2010 as management believes no accounts are uncollectible as of September 30, 2011 and December 31, 2010.

NOTE 6 - Advance to suppliers

In order to secure stock supplies of raw materials, the Company made advance payments to certain suppliers. As of September 30, 2011 and December 31, 2010, the advance payments to suppliers amounted to $7,347,437and $7,247,109, respectively.

NOTE 7 - Inventory

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31,2010
	(Unaudited)
Raw materials	$598,084	$2,051,901
Work in progress	787,863	978,741
Finished goods	1,566,462	1,095,573

	$2,952,409	$4,126,215

No provision for inventory obsolescence was recorded as of September 30, 2011 and December 31, 2010.

NOTE 8 - Property plant and equipment, net

Property, plant and equipment as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31,2010
	(Unaudited)
Buildings and plants	$7,597,121	$4,926,975
Machinery and equipment	17,449,902	16,232,287
Office equipment and furniture	533,342	480,515
Motor vehicles	555,476	518,380
	26,135,841	22,158,157
Less: Accumulated depreciation	(7,327,078)	(5,553,516)
	18,808,763	16,604,641
Construction in progress	-	652,319
	$18,808,763	$17,256,960

The depreciation expenses were $534,295 and $461,509 for the three months ended September 30, 2011 and 2010, respectively. The depreciation expenses were $1,565,901 and $1,256,356 for the nine months ended September 30, 2011 and 2010, respectively. The collateralized net book value of the equipment for bank loans was $2,456,729 and $5,875,942 at September 30, 2011 and December 31, 2010. The collateralized net book value of the buildings for these bank loans was $5,373,337 and $3,646,585 at September 30, 2011 and December 31, 2010. (See Note 10 and Note 11)

NOTE 9 - Land use rights and land development, net

Land use rights, net as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011 2011	December 31,2010
	(Unaudited)
Land use right	$1,581,902	$1,531,658
Land development	2,897,572	2,805,541
	4,479,474	4,337,199
Less: Accumulated amortization	(305,704)	(229,779)

	$4,173,770	$4,107,420

Amortization expenses were $22,606 and $21,284 for the three months ended September 30, 2011 and 2010, respectively. Amortization expenses were $67,292 and $63,332 for the nine months ended September 30, 2011 and 2010, respectively. The collateralized net book value of the lands for these bank loans was $4,053,541 and $3,988,899 at September 30, 2011 and December 31, 2010. (See Note 10)

NOTE 10 - Short-term bank loan

Short-term bank loans as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Loan from China Construction Bank, with an interest rate of 5.31%, collateralized by land and plant, matured on February 23, 2011	-	1,361,203
Loan from China Construction Bank, with an interest rate of 6.39%, collateralized by land and plant, maturing on January11, 2012	1,405,855	-
Loan from China Construction Bank, with an interest rate of 4.779%, collateralized by land and plant, matured on May 20, 2011	-	1,028,465
Loan from China Construction Bank, with an interest rate of 4.779%, collateralized by land and equipment, matured on May 18, 2011	-	1,088,963
Loan from China Construction Bank, with an interest rate of 4.779%, guaranteed by XiangTang Group Ltd., matured on August 2, 2011	-	1,436,825
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.965%, guaranteed by Suzhou Chenglian Investment and Guaranty Co., Ltd. , matured on January 25, 2011	-	1,814,937
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 5.31%, collateralized by bank deposit , matured on March 10, 2011	-	1,724,190
Loan from China Merchants Bank, with an interest rate of 5.841%, guaranteed by XiangTang Group Ltd., matured on January 5, 2011	-	1,512,447
Loan from Industrial and Commercial Bank of China, with an interest rate of 4.86%, collateralized by letter of credit, matured on January 16, 2011	-	151,245
Loan from Industrial and Commercial Bank of China, with an interest rate of 4.86%, collateralized by letter of credit, matured on January 9, 2011	-	90,747
Loan from Industrial and Commercial Bank of China, with an interest rate of 4.86%, collateralized by letter of credit, matured on January 23, 2011	-	90,747
Loan from China Construction Bank, with an interest rate of 4.78%, guaranteed by Danuo foundry Co., Ltd maturing on November 8, 2011	1,171,546	1,134,336
Loan from China Merchants Bank, with an interest rate of 5.31%, guaranteed by XiangTang Group Ltd., matured on September 19, 2011	-	1,512,447
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.965%, guaranteed by TaiCang Agriculture Development Co., Ltd., matured on February 7, 2011	-	756,224
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 6.08%, collateralized by equipment, matured on April 12, 2011	-	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 6.08%, collateralized by equipment, matured on April 11, 2011	-	453,734
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.65%, collateralized by equipment, matured on April 28, 2011	-	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.29%, collateralized by equipment, matured on April 29, 2011	-	604,979
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.65%, guaranteed by Suzhou Chenglian Investment and Guaranty Co. Ltd., matured on April 29, 2011	-	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 8.5%, collateralized by equipment, maturing on November 28, 2011	312,412	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.29%, collateralized by equipment, matured on April 29, 2011	-	302,489
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 8.5%, collateralized by equipment, matured on April 29, 2011	-	756,224
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 7.29%, collateralized by equipment, matured on April 29, 2011	-	604,979
Loan from China Merchants Bank, with an interest rate of 5.35%, collateralized by certificate of insurance, matured on April 11, 2011	-	214,768
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, matured on March 25, 2011	-	128,558
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, matured on May 4, 2011	-	151,245
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, matured on April 17, 2011	-	151,245
Loan from Industrial and commercial bank of china, with an interest rate of 5.1%, collateralized by Letter of credit, matured on May 21, 2011	-	136,120
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 9.09%, guaranteed by Suzhou Chenglian Investment and Guaranty Co., Ltd. , maturing on January 30, 2012	937,236	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 6.31%, collateralized by bank deposit, maturing on April 17, 2012	421,756	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 9.47%, collateralized by equipment, maturing on April 24, 2012	1,405,855	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 9.15%, collateralized by equipment, maturing on February 14, 2012	312,412	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 9.15%, collateralized by equipment, maturing on February 14, 2012	1,249,649	-
Loan from Jiangsu Rural Commercial Bank, with an interest rate of 9.15%, collateralized by equipment, maturing on February 28, 2012	312,412	-
Loan from China Construction Bank, with an interest rate of 6.31%, guaranteed by Danuo foundry Co., Ltd maturing on June 26, 2012	1,405,855	-
Loan from China Construction Bank, with an interest rate of 6.31%, guaranteed by Danuo foundry Co., Ltd maturing on June 9, 2012	1,562,061	-
Loan from China Construction Bank, with an interest rate of 6.56%, guaranteed by XiangTang Group Ltd., ,maturing on August 1, 2012	1,483,958	-
Loan from China Construction Bank, with an interest rate of 6.56%, guaranteed by Danuo foundry Co., Ltd and collateralized by equipment, maturing on August 28, 2012	757,599	-
Loan from China Construction Bank, with an interest rate of 6.56%, guaranteed by Gaozhan Guaranty Co., Ltd., maturing on September 15, 2012	1,546,440	-
Loan from Industrial and commercial bank of china, with an interest rate of 6.44%, collateralized by Letter of credit, maturing on October 13, 2011	51,548	-
Loan from Industrial and commercial bank of china, with an interest rate of 6.44%, collateralized by Letter of credit, maturing on October 23, 2011	156,206	-
Loan from Industrial and commercial bank of china, with an interest rate of 6.44%, collateralized by Letter of credit, maturing on November 12, 2011	156,206	-
Loan from Industrial and commercial bank of china, with an interest rate of 6.44%, collateralized by Letter of credit, maturing on November 12, 2011	140,585	-
Loan from China Merchants Bank, with an interest rate of 8.86%, guaranteed by XiangTang Group Ltd.,, maturing on September 30, 2012	937,236	-
	$15,726,827	$18,417,073

The interest expenses for these bank loans were $245,046 and $367,451 for the three months ended September 30, 2011 and 2010, respectively. The interest expenses for these bank loans were $705,806 and $974,258 for the nine months ended September 30, 2011 and 2010, respectively. The weighted average interest rates for these bank loans were 7.23% and 6.03% at September 30, 2011 and December 31, 2010, respectively. The loans' terms are between one and twelve months. The collateralized net book value of the lands for these bank loans was $4,053,541 and $3,988,899 at September 30, 2011 and December 31, 2010, respectively. The collateralized net book value of the equipment for these bank loans was $2,456,729 and $5,875,942 at September 30, 2011 and December 31, 2010, respectively. The collateralized net book value of the buildings for these bank loans was $5,373,337 and $3,646,585 at September 30, 2011 and December 31, 2010, respectively. The company subsequently repaid matured bank loans through the date the financial statements have been issued.

NOTE 11 - Long-term loan

In January 2011, the Company borrowed $706,051, from Jiangsu Rural Commercial Bank, with a fixed interest rate of 6.71%, 110% over the benchmark interest rate of the People's Bank of China. Pursuant to the loan agreement, the Company shall repay in average capital method each quarter during the period from January 18, 2011 to January 17, 2014. As of September 30, 2011, $173,389 was due within one year.

The Company's long-term loan outstanding as of September 30, 2011 was as follows:
	September 30, 2011	December 31, 2010
	(Unaudited)
Long-term loan-current portion	$173,389	$-
Long-term loan	359,274	-
Total long-term loan	$532,663	$-

The payment schedule of the Company's long-term loan outstanding was as follows:
		Amount
As of December 31,		(Unaudited)
2011		$57,796
2012		231,185
2013		231,185
2014		12,497
Total		$532,663

NOTE 12 - Notes payable

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

The Company is required to keep a restricted security deposit between 30% and 100% of the face amount of the notes in the banks until the notes are settled. Cash restricted for this purpose amounted to $8,170,456 and $8,798,401 at September 30, 2011 and December 31, 2010.

NOTE 13 - Other payables

Other payables as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Payable for purchasing equipment	$31,819	$683,533
Accrued expense	501,530	879,366
Payroll payable and welfare payables	211,208	184,463
Other tax payables	-	336,647
Others	105,217	88,875

	$849,774	$2,172,884

Accrued expense represented utility and rental expenses. The Company accrued utility expense and rental expense according to the contracts.

NOTE 14 - Capital lease payable

In September 2009, the Company signed a lease agreement with an equipment supplier under a capital lease arrangement. The arrangement entitles the Company a right to purchase the leased high-speed stretch yarn machines at $0 at the end of the 3-year lease term. The installations for these machines were completed in December 2009.

The leased assets were recorded under property plant and equipment at the lower of (a) the fair value of the leased asset at the inception of the lease or (b) the present value of the minimum lease payments (excluding executing costs) over the lease term, and amortized over the estimated productive lives, which is normally 10 years, on a straight-line basis. Capital lease obligations at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Capital lease obligation-current portion	$275,481	$308,782
Capital lease obligation-long-term portion	-	194,645

Total capital lease obligation	$275,481	$503,427

Interest expenses amortized under capital lease for the three months ended September 30, 2011 and 2010 was $4,709 and $8,842, respectively.  Interest expenses amortized under capital lease for the nine months ended September 30, 2011 and 2010 was $17,021 and $ 28,377, respectively.

The following table sets out the remaining contractual maturities at the balance sheet date of the capital lease, which are based on contractual undiscounted cash flows (including interest payments computed using loan rate of the People's Bank of China) and the earliest date the Company would be required to repay:

Amount
(Unaudited)
2011	$82,149
2012	231,013
Total	313,162
Less: Amount representing interest	(37,681)
Total at present value	$275,481

As of September 30, 2011 and December 31, 2010, the gross amount of the equipment recorded under capital lease agreement was $1,080,667 and $1,046,344. Depreciation expense for the three months ended September 30, 2011 and 2010 was $22,638 and $ 21,439, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $ 67,204 and $ 64,144, respectively.

NOTE 15 - Statutory reserve

The Company is required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. The accumulated balance of the statutory reserve of the Company as of September 30, 2011 and December 31, 2010 were both $1,214,657.

In accordance with the PRC laws and regulations, the Company is restricted in their ability to transfer a portion of its net assets of the Company in the form of dividends, which amounted to both $1,214,657 representing the amount of accumulated balance of statutory reserve of Jinkai and Hangyu attributable to the Company, as of September 30, 2011 and December 31, 2010.

NOTE 16 - Government grants

Government grants of $0 and $623,255 for the three months ended September 30, 2011 and 2010, $385,833 and $863,102 for the nine months ended September 30, 2011 and 2010, represented governmental subsidies received by the Company from the local government's innovation fund as a result of the Company qualifying as a Technology Middle/Small Enterprise.

NOTE 17 - Income taxes

Income taxes expense for the nine months ended September 30, 2011 and 2010 represents PRC current income taxes. Income taxes expenses of $665,458 and $642,217 for the three months ended September 30, 2011 and 2010, respectively. Income taxes expenses of $1,359,138 and $1,168,381 for the nine months ended September 30, 2011 and 2010, respectively.

The Company's subsidiaries in China are subject to the PRC Enterprise Income Tax (EIT) on taxable income. According to PRC tax laws and regulations, the Company's subsidiaries in China are subject to EIT with a tax rate of 25% after January 1, 2008. The Company's distributions from its PRC subsidiaries are subject to U.S. federal income tax at 34%, less any applicable qualified foreign tax credits. Due to the Company's policy of reinvesting its earnings in its PRC business, the Company has not provided for deferred tax liabilities (which does not include any potential qualified foreign tax credits or potential PRC dividend withholding taxes), for U.S. federal income tax purposes on its PRC subsidiaries' undistributed earnings.

NOTE 18 - Reverse merger and common stock (restatement of stockholders' equity)

SEC Manual Item 2.6.5.4, Reverse acquisitions, requires that in a reverse acquisition the historical stockholders' equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant's and the accounting acquirer's stock by an offset in paid in capital.

Pursuant to the terms of the Share Exchange Agreement, Golden shareholders transferred to the Company all of the Golden shares in exchange for the issuance of 170,948,684 shares of the Company's common stock. The Company reclassified its common stock and additional paid-in-capital accounts for the year ended December 31, 2009, 2010 and the three months and nine months ended September 30, 2010 accordingly.

 The Company's Articles of Incorporation authorizes 80,000,000 shares of common stock with par value $0.001 per share. Prior to the share exchange on December 22, 2010, the Company had 8,525,000 shares issued and outstanding. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the Closing of this transaction and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or has completed a contemplated reverse stock split. Golden's owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of September 30, 2011, 78,525,000 shares are issued and outstanding and 100,948,648 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

NOTE 19 - Concentrations and credit risks

As of September 30, 2011 and December 31, 2010, the Company held cash in banks of $3,657,577 and $6,403,120, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit ratings.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC's economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

No single customer accounted for 10% or more of the total sales for the three and nine months ended September 30, 2011 and 2010.

Two major suppliers accounted for 90% ($16,784,742) of the Company's inventory purchases for the three months ended September 30, 2011. Two major suppliers accounted for 85% ($12,272,202) of the Company's inventory purchases for the three months ended September 30, 2010. Two major suppliers accounted for 87% ($48,524,160) of the Company's inventory purchases for the nine months ended September 30, 2011. Two major suppliers accounted for 68% ($26,674,794) of the Company inventory purchases for the nine months ended September 30, 2010. If these suppliers terminate their supply relationships with the Company, the Company may be unable to purchase sufficient raw material on acceptable terms, and the Company's financial results may be adversely affected.

NOTE 20 - Commitments and contingencies

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have material adverse effect on the business, financial condition or results of operations.

The Company has not recorded any commitments and legal contingencies as of September 30, 2011.

NOTE 21 - Earnings per share

(a) The following table presents a reconciliation of actual basic and diluted earnings per share:

	For the Three Months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted - actual	78,525,000	70,000,000
Net income available for common shareholders	$1,962,647	$2,421,152
Basic and diluted earnings per share - actual	$0.02	$0.03

	For the nine Months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted- actual	78,525,000	70,000,000
Net income available for common shareholders	$3,668,011	$3,936,501
Basic and diluted earnings per share - actual	$0.05	$0.06

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

(b) In the share exchange on December 22, 2010, the Company agreed to issue 170,948,684 shares of common stock. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Therefore, the Company has 78,525,000 shares of common stock issued and outstanding as of September 30, 2011, and the remaining shares will be issued in the future. The following table presents a reconciliation of pro forma basic and diluted earnings per share which give the effect that the remaining shares to be issued as if the remaining shares had issued on the closing of this transaction. All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

	For the Three Months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted pro forma	179,473,684	170,948,684
Net income available for common shareholders	$1,962, 647	$2,421,152
Basic and diluted earnings per share pro forma	$0.01	$0.01

	For the Nine Months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted pro forma	179,473,684	170,948,684
Net income available for common shareholders	$3,668, 011	$3,936,501
Basic and diluted earnings per share-pro forma	$0.02	$0.02

NOTE 22 - Subsequent events

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Disclaimer Regarding Forward-Looking Statements

This Current Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe,""believes," "management believes," and similar language. Except for the historical information contained herein, the matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned "Risk Factors," as well as any cautionary language in this report; provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Form 10-Q.

Overview

We are a premium chemical fiber manufacturer of polyester fibers with operations based in Suzhou, Jiangsu Province. We commenced operations in 2001. The products we manufacture are of two major chemical fiber categories, Pre-Oriented Yarn ("POY") and Draw Texturing Yarn ("DTY"). Our products are widely used to produce a variety of textile products for both home use and industrial use.

We primarily sell our products to local distributors and textile manufacturers in the People's Republic of China (the "PRC"). Our products are sold under the "Jinkai" brand, which is widely recognized among our customers as a premium brand. We place strong emphasis on product quality and use our modern production facility and industry expertise to produce high quality polyester fibers.

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

(b) Our Production Capacity

Our production capacity is a function of our factory space, equipment, and staff's experience and technical level. We currently produce at full production capacity and our ability to expand our production will have a significant impact in our ability to increase sales. We added a new POY production line at the end of 2010, and a new facility put into service at the end of May, 2011. Currently, we have outsourced a portion of our DTY processing production to satisfy our growing sales demand.

(c) Competition

The chemical fiber market in China is large and fragmented. There are many other companies that make similar products, and thus price levels are set by competition in the marketplace. We believe that we are considered better than average in quality and service, and accordingly have been receiving a moderate price premium. We are located in a textile-intensive region and have a large number of customers within a 200KM radius of our facility. While the China chemical fiber market is vast and national price levels affect local levels, most of our competition takes place from regional companies, as customers desire quick delivery. In addition, since chemical fiber is a major cost component for fabric makers, they often prefer chemical fiber suppliers that are closer in proximity to foster closer business ties. Likewise, we place great emphasis on our customer relationships, because any of our customers could find other sources if our price, quality, or service became noncompetitive.

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

Results of Operations for the Three Months Ended September 30, 2011 and for the Nine Months Ended September 30, 2011, as compared to the same periods Ended September 30, of 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars and as a percentage of sales.

	Three months ended September 30			Nine months ended September 30
	2011	2010	Change%	2011	2010	Change%
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Sales	$24,092,128	$23,124,076	4.2%	$73,290,859	$53,851,180	36.1%
Cost of sales	20,557,638	19,679,878	4.5%	65,478,402	46,751,772	40.1%
Gross margin	3,534,490	3,444,198	2.6%	7,812,457	7,099,408	10.0%
General and administrative expenses	592,539	581,893	1.8%	1,943,710	1,551,129	25.3%
Selling expenses	176,672	221,869	-20.4%	660,684	563,774	17.2%
Income from operations	2,765,279	2,640,436	4.7%	5,208,063	4,984,505	4.5%
Other(expense)/income	(140,440)	408,766	-134.4%	(184,180)	106,210	-273.4%
Income before income tax expense	2,624,839	3,049,202	-13.9%	5,023,883	5,090,715	-1.3%
Income tax expense	665,458	642,217	3.6%	1,359,138	1,168,381	16.3%
Net income before allocation to non-controlling interests	1,959,381	2,406,985	-18.6%	3,664,745	3,922,334	-6.6%
Less: Net income attributable to non-controlling interests	(3,266)	(14,167)	-76.9%	(3,266)	(14,167)	-76.9%
Net income attributable to Matches, Inc.	1,962,647	2,421,152	-18.9%	3,668,011	3,936,501	-6.8%

Sales

Comparing the three months ended September 30, 2011 with the same period of 2010, our sales has increased by 4.2%, also comparing the nine months ended September 30, 2011 with the same period of 2010, our sales has increased by 36.1%. The increase in our sales is mainly due to the increase in our product prices and increase in our sales volume, as results of the booming growth of chemical fiber market price and market demands during 2011. The unit price of the Company's key product, Polyester DTY, increased, as result of an increase in the price of the key raw material PET. Our selling price increased in 2011. For the three months ended September 30, 2011 and 2010, our average selling price increased by 14.3%. For the nine months ended September 30, 2011 and 2010, our average selling price increased by 10.6%. The high product price made our sales volume decrease by 9.1% for the three months ended September 30, 2011 compared to  2010. For the nine months ended September 30, 2011 and 2010, our sales volume increased by 22.9%.

Cost of Sales

Comparing the three months ended September 30, 2011 with the three months ended September 30, 2010, our cost of sales increased by 4.5% from $ 19,679,878 to $ 20,557,638, also comparing the nine months ended September 30, 2011 with the same period of 2010, our cost of sales has increased by 40.1% from $46,751,772 to $ 65,478,402. Our cost of sales consists primarily of our main raw material PET (Polyethylene Terephthalate), a by-product of crude oil. There are two major reasons attributable to the increase of cost of sales in 2011: The higher increase of unit price of the main raw materials in 2011 than 2010, and the increase of relevant costs including labor and transportation. Our sales volume increased in 2011. Raw materials comprised 80% above of cost of sales for 2011. During this period, the price of crude oil increased, resulting in the increase in the price of PET and subsequently increasing our cost of sales.

Gross Margin

Comparing the three months ended September 30, 2011 with the three months ended September 30, 2010, our gross margin showed a slight increase by 2.6% from $3,444,198 to $ 3,534,490. The gross margin rate kept at 15%. Comparing the nine months ended September 30, 2011 with the nine months ended September 30, 2010, our gross margin increased by 10.0% from $7,099,408 to $ 7,812,457, but the gross margin rate decreased from 13% to 11% for the reason that in the second quarter we promoted the finished goods in a relative lower price in order to expand market share.

General and Administrative Expenses and Selling Expenses

General and administrative expenses include payroll-related costs, travel expenses, depreciation, bank service charges, and legal and professional fees. Comparing the three months ended September 30, 2011 with the three months ended September 30, 2010, our general and administrative expenses increased by 1.8% from $581,893 to $592,539, also comparing the nine months ended September 30, 2011 with the same period of 30, 2010, our general and administrative expenses increased by 25.3% from $1,551,129 to $1,943,710.

This increase was primarily due to the following expenses increasing in 2011; Travel Expenses, which was mainly due to frequent travelling for financing activities and market development activities; Bank service charges, which was mainly due to the increase of bank acceptance charges as the increasing raw materials procurement; Legal and professional fees which was mainly paid to lawyers, auditors and financial advisors after the Company went public; Payroll related costs which was mainly due to the increase of managements payroll as their better performance.

Selling expenses include transportation fee and payroll-related costs. For the three months ended September 30, 2011 and for the nine months ended September 30, 2011, the selling expenses decreased by 20.4% .and increased by 17.2% respectively. The fluctuation of selling expenses was primarily due to the transportation fees. The transportation fees decreased for three month ended September 30, 2011, it was primarily because we sold to more vicinity customers during the third quarter of 2011. The transportation price grew higher in 2011 as a result of transportation fee increased for nine month ended September 30, 2011.

Other Income/(Expense)

The following table sets forth a breakdown of the principal other expenses of the Company:

	Three Months End September 30,		Nine Months End September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Subsidy income	$-	623,255	$385,833	863,102
Interest income	122,471	40,391	214,518	67,868
Interest expense	(268,836)	(367,451)	(811,828)	(974,258)
Other income	5,925	112,571	27,297	149,498
Other income/(expense)	$(140,440)	408,766	$(184,180)	106,210

Other income/(expense) includes subsidies from government grants, interest income, income expense and other income.

Comparing the three months ended September 30, 2011 with the same period of 2010, other income/(expense) significantly decreased from the $ 408,766 of other income in 2010 into $ 140,440 of other expense in 2011. Also comparing the nine months ended September 30, 2011 with the same period of 2010, other income/(expense)  significantly decreased by 273.4% from the $ 106,210 of other income in 2010 into $ 184,180 of other expense in 2011. The significantly decreased other income is mainly a result of not receiving any government grants in the third quarter of 2011 as compared to receiving grants in 2010.

Income Tax Expense

Comparing the three months ended September 30, 2011 with the three months ended September 30, 2010, our income tax expense increased by 3.62% from $642,217 to $665,458. Also comparing the nine months ended September 30, 2011 with the nine months ended September 30, 2010, our income tax expense increased by 16.33% from $1,168,381 to $1,359,138. The increase in income tax expense is primarily due to our receiving non-taxable government grants for purchasing domestic fixed assets in 2010 which were not received in 2011.

Net Income Attributable to Matches, Inc.

Comparing the three months ended September 30, 2011 with the three months ended September 30, 2010, our net income attributable to Matches, Inc. decreased 18.9% from $ 2,421,152 to $1,962,647. This decrease is due to the significant decrease in other income during the three months ended September 30, 2011.

Also comparing the nine months ended September 30, 2011 with the nine months ended September 30, 2010, our net income attributable to Matches, Inc. decreased 6.8% from $3,936,501 to $ 3,668, 011 for the nine month's period.  This decrease is primarily attributable to an increase in cost of sales during nine months ended September, 2011. Cost of sales increased from $46,751,772 for nine months ended September 30, 2010 to $65,478,402 for nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011 and December 31, 2010, the Company had negative working capital of $ 3,393,926 and $6,143,493, which raises substantial doubt about the Company's ability to continue as a going concern. The negative working capital primarily is the result of its high level of debt due to our need for cash. As of result of this factor, our auditors' opinion for the year ended December 31, 2010 contained an explanatory statement with respect to our ability to continue as a going concern. Management believes that its excellent credit history with the local bank for the past 10 years and its consistent sales history are mitigating factors, and management's view of our going concern risk is remote.

Restricted net assets

Our ability to pay dividends is primarily dependent on our receiving distributions of funds from our subsidiaries, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, based on PRC accounting standards each year to their general reserves until the accumulative amount of such reserves reach 50% of their registered capital. These reserves are not distributable as cash dividends. Our off-shore subsidiaries, including Golden Stone Rising Limited ("Golden"), and Triple Success Holding LLC ("Triple "Succes") do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of these companies.  There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and those reflected in the financial statements prepared in accordance with U.S. GAAP. As of September 30, 2011 and December 31 2010, restricted retained earnings were $1,214,657 and $1,214,657, respectively, and restricted net assets were $12,164,727 and $12,094,727, respectively. The unrestricted retained earnings as of September 30, 2011 and December 31, 2010 were $4,166,507 and $495,698, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

Restricted cash

The Company is required to keep a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to

$8,170,456 and $8,798,401 as of September 30, 2011 and December 31, 2010, respectively, presenting a 7.1% decrease of $ 627,945.

The following table sets forth the summary of our cash flows for the nine months ended September 30, 2011, comparing with the nine months ended September 30, 2010:

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the 9 months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$2,601,876	$2,758,377
Cash flows from investing activities	(2,535,832)	(2,917,628)
Cash flows provided by/(used in)from financing activities	(2,958,036)	341,888
Effect of foreign currency fluctuation on cash and cash equivalents	146,449	73,393
Cash and cash equivalents- beginning of year	6,403,120	3,303,848
Cash and cash equivalents- end of year	$3,657,577	$3,559,878

Cash flow from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 was $2,601,876, showing a slight decrease as compared with net cash used by operating activities for the nine months ended September 30, 2010 which was $2,758,377. This was mainly attributable to our net income of $ 3,664,745, adjusted by non-cash related expenses including depreciation of $1,565,901, amortization of land use rights and land development $67,292 and a net decrease in working capital items of $2,696,062 for the nine months ended September 30, 2011. The net decrease in working capital items was mainly due to the decreases in restricted cash, inventory and other payables, offset by the increases in note receivable, trade accounts receivable.

Cash Flow from Investing Activities

During the nine months ended September 30, 2011, net cash used in investing activities was $2,535,832, showing a minor decrease of 13.1% as compared to $2,917,628 for the nine months ended September 30, 2010.

Cash Flow from Financing Activities

During the nine months ended September 30, 2011, net cash used in financing activities was $2,958,036, which mainly consisted of net proceeds from bank loans of $ 16,819,859 offset by the repayment of bank loans of $ 19,537,350. As compared with the nine months ended September 30, 2010, net cash provided by financing activities was $ 341,888 The decrease in cash from financing activities during the nine months of 2011 was mainly due to the significant increase in repayment of bank loans from $9,468,341 for the nine months ended September 30, 2010 to $19,537,350 for the nine months ended September 30, 2011.

COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Company has not recorded any commitments and legal contingencies as of September 30, 2011.

 Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e). Based upon those evaluations, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As such we believe that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filling with the SEC (i) is recorded, processed, summarized and reported within the required time period and (ii) is accumulated and communicated to our management, including our principal, executive officers and principal financial officers, as appropriate to allow timely decision regarding required disclosure.

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

Changes in internal controls.

There were no changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None

 ITEM 6. EXHIBITS.

Number

Description

2.1

Share Exchange Agreement(2)

3.1

Articles of Incorporation(1)

3.2

Bylaws(1)

10.1

Entrusted Management Agreement(2)

10.2

Shareholder's Voting Proxy Agreement(2)

10.3

Exclusive Option Agreement(2)

10.4

Shares Pledge Agreement(2)

10.5

Call Option Agreement between Hung Tsui Mei and 16 persons, with schedule of details.(2)

16.1

Letter from Sam Kan & Company regarding change in accountants(2)

16.2

Letter from Bernstein & Pinchuk LLP regarding change in accountants(3)

31.1

Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)(4)

31.2

Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)(4)

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350(4).

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350(4)

(1)

Incorporated by reference with the exhibit so numbered in the Company's Registration Statement on Form S-1, file number 333-149293.

(2)

Incorporated by reference to the exhibit so numbered in the Company's Current Report on Form 8-K dated December 17, 2010

(3)  Incorporated by reference to the exhibit so numbered as filed with the Current Report on Form 8-K dated April 15, 2011.

(4)

Filed herewith.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     MATCHES, INC.

Date: November 15, 2011

By /s/ Zhao Zhimeng

Zhao Zhimeng

Chief Financial Officer

(Principal Financial and Accounting Officer)

and Duly Authorized Officer