Form 10-K
period 2011-12-31
MATCHES, INC.
filed 2012-03-30
CIK 1426703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           YES   X        NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  YES   X        NO

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES           NO  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]    No  [  X ]

State issuer's revenues for its most recent fiscal year: $98,539,884

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $666,949  based  on 16,673,737 shares being  owned by non-affiliates,  and the last sale price of $.04 on June 30, 2011.

The number of shares outstanding of the issuer's classes of Common Stock as of  March 22, 2012

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

Background

On December 22, 2010, Matches, Inc. (the "Company") acquired Golden Stone Rising Limited (“Golden”), a British Virgin Islands Company, by agreeing to issue 170,948,684 shares of Common Stock of the Company, constituting 95.25% of the company after giving effect to the issuance of such shares.  Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of the acquisition and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares, or has completed a contemplated reverse stock split. As of March 31, 2012, 78,525,000 shares were issued and outstanding.

Golden owns 100% of Triple Success Holdings, LLC (“Triple Success”), a Nevada company, which owns 100% of Taicang Kehui Consultants Service Limited (“Taicang Kehui”), a PRC wholly owned foreign enterprise. Taicang Kehui is a PRC company that has a control agreement to manage and operate the business of Suzhou Jinkai Textile Co., Ltd (“Suzhou Jinkai”).  This agreement gives Taicang Kehui control of the board and management of Suzhou Jinkai, as well as the financial costs and benefits, making Suzhou Jinkai a contractually controlled subsidiary. Suzhou Jinkai has two wholly owned subsidiaries, Taicang Jinkai Differentiated Fiber Research and Development Co., Ltd. and Suzhou Hangyu Textile Co., Ltd., as well as one 15% owned Suzhou Zhongxian Supply Chain Management Co., Ltd. In this document, we refer to our overall business, including the operations of Suzhou Jinkai, as “the Company,” or “We.”

The following chart illustrates our corporate structure:

Matches, Inc.
a Wyoming corporation
100%
Golden Stone Rising Limited
a British Virgin Islands company
100%
Triple Success Holdings
a Nevada LLC company
OFFSHORE
100%
Taicang Kehui Consultants Service Limited
a PRC wholly foreign owned enterprise
ONSHORE
Contractual Control
Suzhou Jinkai Textile Co, Ltd.
a PRC company
100%
100%
15%
Taicang Jinkai Differentiated Fiber Research and Development Co., Ltd
a PRC company
Suzhou Hangyu Textile Co., Ltd
a PRC company
Suzhou Zhongxian Suppley Chain Management Co., Ltd
a PRC company

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

Call Option Agreements-Chen Jinle and other several senior management and other parties (each of them, the "Purchaser") have entered into call option agreements, dated as of November 30, 2010, with our major shareholder, Hung Tsui Mei, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Hung Tsui Mei at a price of $0.0001 per share for a period of five years upon satisfaction of certain conditions. These conditions are (1) if the Purchaser and Jinkai enter into a binding employment agreement for a term of not less than five years, the Purchaser will be entitled to purchase up to 40% of the total shares granted to the Purchaser; (2) if Jinkai achieves not less than after tax net income of US$ 400,000 as determined under United States Generally Accepted Accounting Principles consistently applied ("US GAAP") for the fiscal year ended December 31, 2010, the Purchaser will be entitled to purchase up to 40% of the total shares granted to the Purchaser; and (3) if Jinkai achieves not less than after tax net income of US$ 100,000 as determined under US GAAP for the period from January 1, 2011 to September 30, 2011. The shares covered under such call option agreements amount to 88% of all issued and outstanding shares as of this time, among which Chen Jinle will be entitled to purchase 35% of all issued and outstanding shares of Matches, Inc. The options have not yet been exercised.

The description of the Contractual Agreements above does not purport to be complete and is qualified in its entirety by reference to the full text of the Contractual Agreements which are filed as Exhibits to the Company's filings.  The Contractual Agreements have been included to provide investors and security holders with information regarding their terms.  They are not intended to provide any other factual information about the Company or the other parties thereto.  The Contractual Agreements contain customary representations and warranties the parties thereto made to, and solely for the benefit of, the other parties thereto.  Accordingly, investors and security holders should not rely on the representations and warranties as characterizations of the actual state of facts, since they were only made as of the date of such agreement.  Moreover, information concerning the subject matter of the representations and warranties may change after the date of such agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

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

Spinning

In the spinning stage, we transfer the POY from our pre-spinning facility to our post-spinning facility to be converted into DTY. We place the POY in our texturing machines, which operate at various speeds to produce different types of DTY products.  We now have 32 texturing machines and each texturing machine has 250 texturing positions (each position to prepare different rolls of DTY).  At the end of 2011, we began  expanding our DTY capacity by adding another 20 new model texturing machines.

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

Pricing and Order Sizes

We typically price our products slightly higher than other smaller companies in our nearby area. We are able to charge a premium for our products because our customers recognize our brand value and product quality. The size of orders varies from 1 to 1,000 metric tons; the duration of orders varies from 10 days to 5 months.  Based on our customers' requests, we may divide larger product orders into multiple smaller-product produce orders for shipment.

Customers

We sell our products to fabric, garment and home furnishing manufacturers and various other textile manufacturers.  Our customers typically sell their products to textile trading companies and end-consumers.  All of our customers are domestic textile producers with a majority of them located in Jiangsu and Zhejiang province, which are within 100 to 200 km of our production facility.  We have more than 60 regular customers, of which we have been cooperating at least 3 years.  Typically on an annual basis, we  sell our products to approximately 200 customers.

Ordering of Our Products

Our customers can place orders by phone, email, letter, or fax.  Also. customers can directly visit our sales offices or place orders at sales fairs we attend. We provide price quotes to customers upon request and usually recommend for customers to sign purchase agreements for a 1 to 6-month term. We will prequalify new customers creditworthiness before starting production.

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

Pricing

We price our products mainly according to market conditions, raw material costs, operational expenses and competitors’ prices.  Our main raw material, PET, is a by-product of crude oil, which has frequent price fluctuations.  The purchase price of PET will directly impact the price we set for our finished goods.  We also pay particular attention to competitors’ prices as to maintain competitive market pricing.

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

Intellectual Property

Our “Jinkai” trademark was registered on July 7, 2003 at the Trademark Office of The State Administration for Industry & Commerce of the People’s Republic of China. It will expire, unless renewed, on July 6, 2013. We have two patented technologies and a third patent pending.  We plan to continue to register our R&D achievements as proprietary patents and actively protect our intellectual property.

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

We would like to list our common stock on the NASDAQ Capital Market as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect that it would be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, investor liquidity may be limited.

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

Although we currently do not have preferred shares authorized or outstanding, the Company could at some authorized preferred shares and the board of directors could complete the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information and issuance of unregistered securities

The Company's Common Stock has traded on the OTC Bulletin Board under the symbol MTXS.OB since December 31, 2008.

The trading of the common stock through December 31, 2011 has been sporadic. There were trades at prices ranging from $.01 to $.10 per share in 2011.; The last sale price on March 19, 2012 was $.05.

(b)

Holders

As of December 31, 2011, there were approximately 60  record holders of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2011

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

    exercise of existing  outstanding options,   (excluding securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

 --

$

--

--

plans approved by

security holders

Equity compensation

_-

--

--

plans not approved

by security holders

Total

--

--

--

Company repurchases of common stock during the years ended December 31, 2011 and 2010.

None

(e)

Performance Graphic.  The Company is not required to provide a performance graph since it is a "smaller reporting company" as defined in Regulation S-K Rule 10(f).

Share issuances in 2011

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

Overview

We are a premium chemical fiber manufacturer of polyester fibers with operations based in Suzhou city, Jiangsu province. We commenced operations in 2001. We manufacture two types of chemical fibers, Pre-Oriented Yarn ( “POY”) and Draw Texturing Yarn (“DTY”). Our products are used to produce a variety of clothing and textile products.  We primarily sell our products to local distributors and textile manufacturers in the People’s Republic of China (the “PRC”). Our products are sold under the “Jinkai” brand, which is widely recognized among our customers as a premium brand. We place strong emphasis on product quality and use our modern production facility and industry expertise to produce high quality polyester fibers.

Sales

We primarily focus on maintaining current business relationships as well as developing new ones. We have established four sales offices in Jiangsu Taicang, Jiangsu Jiangyin, Jiangsu Wujiang and Zhejiang Haining in efforts to provide our customers more convenient sales points and easier access to customer support. We typically charge a slight premium on our products as compared with other nearby chemical fiber manufacturers. Our order sizes vary from 1 to 1,000 metric tons and the duration of orders can vary from 10 days to 5 months. Typically, we require new customers to make full payments before shipment of our products. For long-time customers with good payment history, we  require them to pay 30% down payment, with the remaining payment due 30 days after delivery.

Our business is affected by many factors, including the following:

(a)Raw Material Prices

Our main raw material is PET (Polyethylene Terephthalate), which is derived from crude oil; hence the fluctuation of crude oil price is an important factor affecting PET prices, and  market supply and demand relations  also affect  PET prices.

(b)Our Production Capacity

Our production capacity is a function of our factory space, equipment, and staff experience and technical level. We currently produce at full production capacity and our ability to expand our production will have significant impact in our ability to increase sales. We added a new POY production line at the end of 2010, and a new facility put into service at the end of May, 2011. Currently, we have outsourced a portion of our production to keep up with our current sales levels.

(c)Competition

The chemical fiber market in China is large and fragmented. There are many other companies that make similar products, and thus price levels are set by competition in the marketplace. We believe that we are considered better than average in quality and service, and accordingly have been receiving a moderate premium. We are located in a textile intensive region and have a large number of customers within a 200KM radius of our facility. While the China chemical fiber market is vast and national price levels affect local levels, most of our competition takes place from regional companies, as customers desire quick delivery. Also chemical fiber is a major cost component for fabric makers and thus they often prefer chemical fiber suppliers that are closer in proximity to foster closer business ties. Likewise we place great emphasis on the customer relationship, because all of our customers can find other sources if our price, quality, or service became noncompetitive.

Please refer to the section “Risk Factors” herein for further information on other factors that may affect our revenue.

Cost of Sales

Our cost of sales consists primarily of raw materials, direct labor and production overhead costs.Our key raw material is PET and we primarily procure this from several nearby raw material suppliers, both located within 200 kilometers of our production facility.  Direct labor includes salaries, wages and staff related costs of plant operators and those who are directly involved in the production of our products. Overhead consists mainly of depreciation charges on machinery, utilities (water and electricity) and other factory related costs. In addition to the volume of production, our costs of sales are affected by, (a) factors affecting the costs of raw materials, namely, the market demand and supply conditions for crude oil; (b) factors affecting labor costs, namely demand and supply of labor, general wage levels, and government regulations; as well as (c) factors affecting general manufacturing overhead, namely, our depreciation expense resulting from capital expenditures and general prices of utilities charges.

Selling, General and Administrative Expenses

Our selling and distribution costs consist of transportation fees, advertising and payroll-related costs. Our general and administrative costs consist of payroll-related costs, depreciation, office expenses and legal and professional fees.

Other Income/ (Expense)

Our other income/ (expense) consists of subsidy income, interest income, interest expense and other income. According to the governmental policies and regulations on encouraging the development of domestic enterprises, we sometimes receive government subsidies  in the form of  income-tax rebates, technical renovation subsidies, and incentive subsidies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified certain accounting policies that are significant to the preparation of our financial statements. Critical accounting policies are those that are both most important to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of the financial statements.

Property, plant and equipment

Property plant and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets.  An estimated residual value of 3% or 5% of cost was made for each item for both financial and income tax reporting purposes. The estimated useful lives are as follows:

Building and plant

20 years

Machinery and equipment

5-10 years

Office equipment

5-10 years

Motor vehicles

5 years

Revenue recognition

Revenue from product sales is recognized when title has been transferred, which is generally at the time of the customer’s receipt of product, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable, and the collection of the related receivable is probable. The Company reports revenue net of value-added taxes if applicable.

Inventories

Inventory is stated at the lower of weighted average cost, which takes into account historical prices on a continuing basis, or market. Cost is determined by the weighted average method. Provision for diminution in value on inventories is made using the specific identification method.

Accounts receivable

Accounts receivable mainly represents amounts earned and which are collectible from customers.  Accounts receivable are stated at the amount the Company expects to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments and uses the specific identification method to record such allowances.  Management of the Companies considers the following factors when determining the collectability of accounts receivable:  a customer's credit-worthiness, past collection history, and changes in a customer's payment terms. Allowance for doubtful accounts is made based on any specifically identified accounts receivable that may become uncollectible.

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

Results of Operations for Year Ended December 31, 2011 Compared To the Year Ended December 31, 2010

The following table sets forth a summary of certain key components of our results of operations for the periods indicated in dollars and as a percentage of sales.

	For The Years Ended December 31,
	2011		2010		Change in %
Sales	$98,539,884	100.0%	$79,869,014	100.0%	23.4%
Cost of Sales	89,461,580	90.8%	69,789,773	87.4%	28.2%
Gross Margin	9,078,304	9.2%	10,079,241	12.6%	-9.9%
General and Administrative Expenses	2,674,895	2.7%	2,369,603	3.0%	12.9%
Selling Expenses	840,072	0.9%	830,587	1.0%	1.1%
Income From Operations	5,563,337	5.6%	6,879,051	8.6%	-19.1%
Other Expense	324,218	0.3%	243,257	0.3%	33.3%
Income Before Income Tax Expense	5,239,119	5.3%	6,635,794	8.3%	-21.0%
Income Tax Expense	1,396,786	1.4%	1,592,440	2.0%	-12.3%
Net Income Before Allocation to Non-controlling Interests	$3,842,333	3.9%	$5,043,354	6.3%	-23.8%
Less: Net Income Attributable To Non-controlling Interests	19,251	0%	(14,292)	0%	-234.7%
Net income attributable to Matches, Inc.	$3,823,082	3.9%	$5,057,646	6.3%	-24.4%

Sales

For the year ended December 31, 2011, our sales increased by 23.4% to $98,539,884 from $79,869,014 for the year ended December 31, 2010. This increase in our sales is mainly due to the increase in our product prices and increase in our sales volume. During fiscal 2011, the unit price of the Company’s key product, Polyester DTY increased, as result of an increase in the price of PET, the key raw material used to produce DTY polyester. Our average selling price increased by 15.9%, from $1,914 metric tons for the year ended December 31, 2010 to $2,218 metric tons for the year ended December 31, 2011. The sales volume increased by 1.7% from 41,729 metric tons as of December 31, 2010 to 42,418 metric tons as of December 31, 2011.

Cost of Sales

Our Cost of Sales increased by 28.2%, from $69,789,773 for the year ended December 31, 2010 to $89,461,580 for the year ended December 31, 2011. Our cost of sales consists primarily of our main raw material PET (Polyethylene Terephthalate), a by-product of crude oil. There are two major reasons attributable to the increase of cost of sales in 2011: The higher increase of unit price of the main raw materials in 2011 than in 2010, and the increase of relevant costs including labor and depreciation. As our sales quantity grew greatly in 2011, raw materials comprised 88% of cost of sales for fiscal 2011.  During this time period, the price of crude oil increased, resulting in the increase in the price of PET and subsequently increasing our cost of sales. The average purchase price of PET increased by 23.7% from $1,455 in fiscal 2010 to $1,800 in fiscal 2011.

Gross Profit and Gross Margin

Our gross profit decreased 9.9% from $10,079,241 for the year ended December 31, 2010 to $9,078,304 for the year ended December 31, 2011, and the gross margin decreased from 12.6% to 9.2% accordingly. This decrease is mainly due to the higher price of main raw material PET in the year 2011 and increased worker  salary levels.

Gross Margin	9,078,304	9.2%	10,079,241	12.6%	-9.9%

General and Administrative Expenses and Selling Expenses

General and administrative expenses include payroll-related costs, travel expenses, depreciation, office expense, legal and professional fees. For 2011, our general and administrative expenses increased 12.9% from $2,369,603 for the year ended December 31, 2010 to $2,674,895 for the year ended December 31, 2011. This increase was primarily due to the following expenses which increased from 2010 to 2011:  salary expense, as the Company has raised the salary level of staff and recruited several full-time management personnel since 2011; social insurance, as the Company has broadened the payment scale of staff social insurance since 2010; and depreciation expense, due to a new facility put into service at the end of May, 2011.

Selling expenses include transportation fees, advertising and payroll-related costs. For the year ended December 31, 2011, selling expenses increased slightly1.1% from $840,072 to $830,587. This was primarily due to the increase in  staff compensation.

Other income/(Expense)

The following table sets forth a breakdown of the other income/(expense) of the Company:

	Years Ended December 31,
	2011	2010

-Government grants	$389,279	$873,099
-Interest Income	285,475	86,131
-Interest Expense	(1,092,717)	(1,330,742)
-Other Income	93,745	128,255
Other Expense, net	$(324,218)	$(243,257)

Other net expense includes interest expense offset by subsidy income, interest income and others. Other expense increased 33.3% from $243,257 to $324,218. The other expense increase was mainly due to the decrease of government grants.

Income Tax Expense

Our income tax expense decreased 12.3% from $1,592,440 for the year ended December 31, 2010 to $1,396,786 for the year ended December 31, 2011. Our profits before income taxes decreased 21% from $6,635,794 for the year ended December 31, 2010 to $5,239,119 for the year ended December 31, 2011. This decrease is mainly due to a decrease in our profits before income taxes.

Net Income Attributable to Matches, Inc.

Our net income attributable to Matches, Inc. decreased 24.4% from $5,057,646 for the year ended December 31, 2010 to $3,823,082 for the year ended December 31, 2011. This decrease is primarily due to a decrease of 9.9% in our gross profit from $10,079,241 for the year ended December 31, 2010 to $9,078,304 for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, the Company has a positive cash balance of $2,699,255 and negative working capital of $3,900,353. Historically the Company has been able to generate positive cash flow from operations and net income. During 2011, the Company generated $2,891,362 of cash flow from operating activities. Its 2011’s net income was $3,823,082. From inception through December 31, 2011 the Company has accumulated retained earnings of $3,926,783 and total equity of $18,950,377.

The Company has short-term bank loans outstanding of $15,908,055 and $18,417,073 at December 31, 2011 and 2010 respectively. The Company plans to cash generated from operations and proceeds from new bank loans to pay off all outstanding short-term bank loans in 2012.Upon maturity, the Company’s majority shareholder intends to provide sufficient working capital to allow the Company to repay the loan and fulfill its other payment obligations.

The Company believes that its cash and cash equivalents balance at December 31, 2011, estimated cash inflows from operations for 2012, and the additional proceeds committed from its majority shareholder will be sufficient to meet the Company’s liquidity requirements for 2012.  However, in the event of unforeseen circumstances, or unfavorable market or economic developments, the adequate capital is not available to us as required, or is not available on favorable terms; our business, financial condition and results of operations may be adversely affected.

Restricted net assets

Our ability to pay dividends is primarily dependent on our receiving distributions of funds from our subsidiaries, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC Subsidiaries are required to set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. Our off-shore subsidiaries, including Golden Stone Rising Limited (“Golden”) and Triple Success Holding LLC (“Triple Success “), do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of the companies.  There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and those reflected in the financial statements prepared in accordance with U.S. GAAP. As of December 31, 2011 and 2010, restricted retained earnings were $1,606,654 and $1,214,657, respectively, and restricted net assets were $12,556,724 and $12,094,727, respectively. The unrestricted retained earnings as of December 31, 2011 and 2010 were $3,926,783 and $495,698, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

Restricted cash

The Company from time to time pays suppliers by means of notes payable. The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $5,124,559 and $8,798,401, as of December 31, 2011 and 2010, respectively, with a decrease of $3,673,842, or approximately 41.8%.

The following table sets forth the summary of our cash flows for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
	2011	2010
Net cash provided by operating activities	$2,891,362	$6,285,530
Net cash used in investing activities	(3,767,139)	(3,444,217)
Net cash provided by financing activities	(3,018,266)	100,044
Effect of foreign currency fluctuation on cash and cash equivalents	190,178	157,915
Cash and cash equivalents-beginning of year	6,403,120	3,303,848
Cash and cash equivalents- end of year	$2,699,255	$6,403,120

Cash flow from Operating Activities

Net cash provided by operating activities for 2011 was $2,891,362. This was attributable to our net income of $3,842,333, adjusted by non-cash related expenses including depreciation of $2,122,490, amortization of land use rights and land development $ 90,174, and a net decrease in cash from working capital items of $3,163,635.  The net decrease in working capital items was mainly due to the increase in accounts receivable, notes receivable, amount due to shareholders, and the decreased in accounts payable, notes payable, other payable, offset by the decrease in restricted cash, inventories, advances to suppliers.

Cash Flow from Investing Activities

During the year ended December 31, 2011, net cash used in investing activities was $3,767,139, compared to $3,444,217 for the year ended December 31, 2010. The increase was primarily due to a capital injection to Zhong Xian in the amount of $602,759 (RMB3,850,000) and cash out from deconsolidation of Zhong Xian, which amounted $347,020.

Cash Flow from Financing Activities

During the year ended December 31, 2011, net cash used by financing activities was $3,018,266, which mainly consisted of a repayment of capital lease obligations of $318,027, net repayments of bank loans of $2,700,239. As compared with the year 2010 in which the net cash provided by financing activities was $100,044, the increase of cash used in financing activities in 2011 was mainly due to the increase of repayments of bank loans from $15,635,626 in 2010 to $28,255,194 in 2011.

Our total cash and cash equivalents decreased from $6,403,120 as of December 31, 2010 to $2,699,255 as of December 31, 2011.

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

YEARS ENDED DECEMBER 31, 2011 AND 2010

              PAGE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Matches, Inc.

We have audited the accompanying consolidated balance sheet of Matches, Inc. and Subsidiaries (“the Company”) as of December 31, 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk, LLP
New York, NY

March 30, 2012

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York 10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Matches, Inc.

We have audited the accompanying consolidated balance sheet of Matches, Inc. and Subsidiaries (“the Company”) as of December 31, 2010, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk, LLP

New York, New York

March 31, 2011

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$2,699,255	$6,403,120
Restricted cash	5,124,559	8,798,401
Notes receivable	4,333,150	2,266,870
Trade accounts receivable	8,897,224	4,827,697
Amount due from a related party	4,854,553	-
Advance to suppliers	712,253	7,247,109
Inventories	2,973,942	4,126,215
Prepaid expenses	66,792	-

Total current assets	29,661,728	33,669,412

Long term investment	353,512	-
Property plant and equipment, net	18,628,283	17,256,960
Land use rights and land development, net	4,175,170	4,107,420

Total Assets	$52,818,693	$55,033,792

LIABILITIES AND EQUITY

Current liabilities
Short-term bank loans	$15,908,055	$18,417,073
Long-term loan-current portion	174,399	-
Notes payable	15,002,772	16,263,987
Trade accounts payable	767,977	1,780,878
Advances from customers	360,279	260,166
Income tax payable	24,193	428,113
Other payables	713,058	2,172,884
Amount due to shareholders	414,840	181,022
Capital lease payable-current portion	199,508	308,782

Total current liabilities	33,565,081	39,812,905

Long-term loan	303,235	-
Capital lease payable-long-term portion	-	194,645
Total Liabilities	33,868,316	40,007,550

Commitments and Contingencies	-	-

Equity
Shareholders’ equity
Common stock($.001 par value; 80,000,000 shares authorized; 78,525,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively) (see note below)	78,525	78,525
Common stock to be authorized and issued ($.001 par value; 100,948,684 shares to be authorized and issued as of December 31, 2011 and 2010) (see note below)	100,949	100,949
Additional paid-in capital	10,700,856	10,700,856
Statutory reserves	1,606,654	1,214,657
Retained earnings	3,926,783	495,698
Accumulated other comprehensive income	2,536,610	1,905,729
Total Matches, Inc. shareholders’ equity	18,950,377	14,496,414

Non-controlling interests	-	529,828
Total Equity	18,950,377	15,026,242
TOTAL LIABILITIES AND EQUITY	$52,818,693	$55,033,792

(Note: In December 2010, the Company agreed to issue 170,948,684 shares of common stock in a transaction of share exchange, due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Prior to share exchange, the Company has 8,525,000 shares of common stock issued and outstanding, see Note 1 and Note 20 for details)

See notes to the consolidated financial statements.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2011	2010

Sales	$98,539,884	$79,869,014
Cost of sales	89,461,580	69,789,773

Gross margin	9,078,304	10,079,241

Operating expenses
General and administrative expenses	2,674,895	2,369,603
Selling expenses	840,072	830,587
Total operating expenses	3,514,967	3,200,190

Income from operations	5,563,337	6,879,051

Other income/(expense)
Government grants	389,279	873,099
Interest income	285,475	86,131
Interest expense	(1,092,717)	(1,330,742)
Other income	93,745	128,255
Other expense, net	(324,218)	(243,257)

Income before income tax expense	5,239,119	6,635,794
Income tax expense	1,396,786	1,592,440

Net income before allocation to non-controlling interests	3,842,333	5,043,354
Less: Net Gain/(loss) attributable to non-controlling interests	19,251	(14,292)
Net income attributable to Matches, Inc.	3,823,082	5,057,646
Other comprehensive income

Net income before allocation to non-controlling interests	3,842,333	5,043,354
Foreign currency translation adjustment	653,531	469,751
Comprehensive Income	4,495,864	5,513,105
Less: Comprehensive income attributable to non-controlling interests	41,901	3,220
Comprehensive Income Attributable to Matches, Inc.	4,453,963	5,509,885
Weighted-average number of common shares outstanding Basic and diluted-actual	78,525,000	70,233,562

Basic and diluted-pro forma (see note below)	179,473,684	171,182,246

Earnings per share- Basic and diluted-actual	$0.05	$0.07
Basic and diluted-pro forma (see note below)	$0.02	$0.03

Cash dividends per share- Basic and diluted-actual	$-	$0.08
Basic and diluted-pro forma (see note below)	$-	$0.03

(Note: pro forma earnings per share and cash dividends per share reflects the effect from 100,948,684 shares of common stock to be issued and authorized as of December 31, 2011 and 2010, respectively; see Note 1, Note 20 and Note 22 for details)

See notes to the consolidated financial statements.

                                                                                   F-4

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Matches, Inc. shareholders’ equity
	Common Stock		Common stock to be issued		Additional paid-in capital	Statutory reserve	Retained earnings	Accumulated other comprehensive income	Non-controlling interests	Total Equity
	Shares	Amount	Shares	Amount

Balance as of December 31, 2009	70,000,000	$70,000	100,948,684	$100,949	$10,709,121	$685,367	$1,613,820	$1,453,490	$-	$14,632,747

Effect of reverse merger	8,525,000	8,525	-	-	(8,265)	-	-	-	-	260
Capital contribution from Non-controlling interests	-	-	-	-	-	-	-	-	526,608	526,608
Net income	-	-	-	-	-	-	5,057,646	-	(14,292)	5,043,354
Transfer to statutory reserve	-	-	-	-	-	529,290	(529,290)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	452,239	17,512	469,751
Dividend paid	-	-	-	-	-	-	(5,646,478)	-	-	(5,646,478)

Balance as of December 31, 2010	78,525,000	$78,525	100,948,684	$100,949	$10,700,856	$1,214,657	$495,698	$1,905,729	$529,828	$15,026,242

Capital contribution from Non-controlling interests	-	-	-	-	-	-	-	-	493,166	493,166
Net income	-	-	-	-	-	-	3,823,082	-	19,251	3,842,333
Transfer to statutory reserve	-	-	-	-	-	391,997	(391,997)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	630,881	22,650	653,531
Deconsolidation of subsidiary	-	-	-	-	-	-	-		(1,064,895)	(1,064,895)

Balance as of December 31,2011	78,525,000	$78,525	100,948,684	$100,949	$10,700,856	$1,606,654	$3,926,783	$2,536,610	$-	$18,950,377

See notes to the consolidated financial statements

                                                                                   F-5

MATCHES, INC.AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010
Cash flows from operating activities:
Net income before allocation to non-controlling interests	$3,842,333	$5,043,354
Adjustments to reconcile net income before allocation to non-controlling interests to net cash provided by operating activities:
Depreciation	2,122,490	1,736,542
Amortization of land use rights and land development	90,174	85,259
Changes in operating assets and liabilities
Restricted cash	3,947,940	(5,496,255)
Notes receivable	(1,945,023)	411,862
Trade accounts receivable, net	(3,816,852)	1,750,943
Advance to suppliers	6,694,400	(5,975,024)
Inventories	1,290,409	547,252
Prepaid expenses	(65,669)	26,714
Amount due from a related party	(4,772,963)	-
Loans to third parties	-	65,725
Notes payable	(1,860,830)	5,955,999
Trade accounts payable	(1,063,855)	1,142,560
Advances from customers	88,500	(303,941)
Income tax payable	(413,473)	(69,825)
Other payables	(1,518,227)	1,186,025
Amount due to shareholders	272,008	178,340

Net cash provided by operating activities	2,891,362	6,285,530

Cash flows from investing activities:
Purchases of property plant and equipment	(2,817,360)	(3,442,456)
Payment for land use right and land development	-	(1,761)
Cash effect on deconsolidation of a subsidiary	(347,020)	-
Capital injection to subsidiary	(602,759)	-

Net cash used in investing activities	(3,767,139)	(3,444,217)

Cash flows from financing activities:
Capital injection	-	100
Capital contribution from non-controlling interests	-	526,608
Repayment of capital lease obligations	(318,027)	(315,130)
Proceeds from bank loans	25,554,955	21,170,570
Repayment of bank loans	(28,255,194)	(15,635,626)
Dividend paid to shareholders	-	(5,646,478)

Net cash provided by financing activities	(3,018,266)	100,044

Effect of foreign currency fluctuation on cash and cash equivalents	190,178	157,915

Net increase/(decrease) in cash and cash equivalents	(3,703,865)	3,099,272

Cash and cash equivalents- beginning of year	6,403,120	3,303,848

Cash and cash equivalents-end of year	$2,699,255	$6,403,120

Supplementary cash flow information:

Cash paid for interest expense	$1,092,717	$1,330,742
Cash paid for income tax	$1,795,641	$1,662,265

See notes to the consolidated financial statements

MATCHES, INC.AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FININACIAL STATEMENTS

Note 1 - Organization and Description of Business

Matches, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Wyoming on November 28, 2007. On December 17, 2010, the Company entered into Agreement and Plan of Reorganization (the “Exchange Agreement”), pursuant to which we agreed to acquire Golden Stone Rising Limited, a British Virgin Islands company (“Golden”). Golden, through its subsidiaries and controlled operations in the People’s Republic of China (the “PRC” or “China”), is in the business of producing polyester chemical fibers.

The transaction closed on December 22, 2010 the (“Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired Golden by agreeing to issue 170,948,684 shares of common stock of the Company, constituting 95.25% of the Company’s shares, to Golden’s owners after giving effect to the issuance of such shares. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of the acquisition and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or the Company completes a contemplated reverse stock split, which will not affect the total authorized shares.  The stockholder entitled to the additional shares owns a majority of the outstanding common shares, which entitles her to approve the amendment or the  reverse stock split. Golden’s owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of December 31, 2011, 78,525,000 shares are issued and outstanding and 100,948,684 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

Taicang Kehui Consulting Service Limited (“Kehui”) was incorporated under the laws of PRC as the wholly owned subsidiary of Triple Success Holding LLC (“Triple Success “) on October 22, 2010. Triple Success was incorporated in United States of America as a limited liability company on May 25, 2010, and is  a wholly owned subsidiary of Golden.

Suzhou Jinkai Textile Co., Ltd (“Jinkai”) was organized under the laws of the  PRC on April 17, 2001 with registered capital of $60,401 (RMB 500,000). By the end of 2007, the owners made further injection to increase the registered  capital to $7,140,958(RMB56,000,000), which was 90% owned by Mr. Chen Jinle, the Companies’ chairman, and 10% owned by Mr. Chen Chenxu, Mr. Chen Jinle’s nephew. In 2008, the owners injected further capital of $1,459,769 (RMB10,000,000) in Jinkai.

Suzhou Hangyu Textile Co., Ltd (“Hangyu”) was organized under the laws of PRC on January 11, 2006 with registered capital of $2,279,343 (RMB18,000,000), which was 90% owned by Mr. Chen Jinle, and 10% owned by Mr. Chen Chenxu. On January 28, 2010, Mr. Chen Jinle and Mr. Chen Chenxu, the two shareholders of Hangyu, each signed Share Transfer Agreements (the “Agreements”) with Jinkai. Pursuant to the Agreements, Mr. Chen Jinle and Mr. Chen Chenxu transferred their total equity interest of Hangyu, representing 90% and 10%, respectively, to Jinkai as as capital injection. Jinkai increased its registered capital from $8,600,727 (RMB66,000,000) to $11,465,122 (RMB88,000,000), Therefore, Hangyu became the wholly owned subsidiary of Jinkai as of January 28, 2010.

Taicang Jinkai Differentiated Fibers Research and Development Co., Ltd (“Taicang Jinkai”) was established on April 25, 2008 with registered capital of $146,088 (RMB1,000,000); it is a wholly owned subsidiary of Jinkai.

On February 2, 2010, Suzhou Zhongxian Supply Chain Management Co., Ltd (“Zhongxian”), a new subsidiary of Jinkai, was organized under the laws of the PRC with registered capital of $1,170,104 (RMB 8,000,000). On the date of inception, Jinkai owned 20% and Mr. Chen Jinle owns 30% of Zhongxian’s equity interest. In April 2010, Mr. Chen Jinle and another individual owner of Zhongxian transferred 10% and 25%, respectively, equity interest in Zhongxian to Jinkai for cash. Jinkai has owned a 55% equity interest of Zhongxian since then. In October 2011, Jinkai and other individual owners injected further capital of $1,098,849 (RMB7,000,000) in Zhongxian pro rata.  On December 26, 2011, Jinkai transferred 40% equity interest to Mr. Chen Jinle. Consequently, Jinkai’s equity interest in Zhongxian decreased from 55% to 15%, as a result, at December 31, 2011 Zhongxian was no longer consolidated and the Company’s investment in Zhongxian is accounted for under the cost method  This transaction is accounted for as transaction among entities under common control and no gain or loss was recognized.

Jiankai together with its two subsidiaries are engaged in the manufacturing and sales of terylene partially oriented filament and terylene draw textured yarn.  On November 20, 2010, Kehui entered into the following contractual arrangements with Suzhou Jinkai and its shareholders, providing Kehui the ability to control Jinkai, including its financial interest as described below. Thus, Jinkai became a contractually controlled subsidiary of Kehui (the “Reorganization”).

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

As a result of these arrangements, Kehui maintains the ability to approve decision made by Jinkai and is entitled to substantially all of the economic benefits of Jinkai. Therefore, Kehui is deemed to be the indirect sole interest holder of Jinkai and consolidates Jinkai from the date of the agreements in accordance with ASC 810-10, “Consolidation.” Jinkai’s controlling shareholder also substantially owned more than 50% of Golden at November 20, 2010. Golden and Jinkai were considered under common control at the date of Reorganization. Therefore the Reorganization was accounted for as a transaction between entities under common control in a manner similar to pooling of interests.

Details of the Company’s subsidiaries as of December 31, 2011 were as follows:

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

Note 2 - Summary of Significant Accounting Policies

Changes of reporting entity and basis of presentation

As a result of the Share Exchange on December 22, 2010, the former Golden shareholders acquired a majority of the common stock of the Company. The transaction was accounted for  as a reverse merger whereby Golden was considered to be the accounting acquirer as its shareholders retained control of the Company after the Share Exchange, although the Company is the legal parent company. The share exchange was treated as a recapitalization of the Company. As such, Golden (and its historical financial statements) is the continuing entity for financial reporting purposes. Pursuant to the terms of the Share Exchange, the Company was delivered with no assets and no liabilities at time of closing. The financial statements have been prepared as if Golden had always been the reporting company and then on the share exchange date, had reorganized its capital stock.

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

At December 31, 2011, the Company has a positive cash balance of $2,699,255 and negative working capital of $3,900,353. Historically the Company has been able to generate positive cash flow from operations and net income. During 2011, the Company generated $2,891,362 of cash flow from operating activities. Its 2011’s net income was $3,823,082. From inception through December 31, 2011 the Company has accumulated retained earnings of $3,926,783 and total equity of $18,950,377.

The Company has short-term bank loans outstanding of $15,908,055 and $18,417,073 at December 31, 2011 and 2010 respectively. The Company plans to cash generated from operations and proceeds from new bank loans to pay off all outstanding short-term bank loans in 2012.Upon maturity, the Company’s majority shareholder intends to provide sufficient working capital to allow the Company to repay the loan and fulfill its other payment obligations.

The Company believes that its cash and cash equivalents balance at December 31, 2011, estimated cash inflows from operations for 2012, and the additional proceeds committed from its majority shareholder will be sufficient to meet the Company’s liquidity requirements for 2012.  However, in the event of unforeseen circumstances, or unfavorable market or economic developments, the adequate capital is not available to us as required, or is not available on favorable terms; our business, financial condition and results of operations may be adversely affected.

Principles of consolidation

The accompanying consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the years then ended include those of the Company and its subsidiaries. All transactions and balances between the Company and its direct or indirect owned subsidiaries have been eliminated upon consolidation.

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

Revenue recognition

Revenue from product sales is recognized when title has been transferred, which is generally at the time of customer’s receipt of product, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable, and the collection of the related receivable is probable. The Company reports revenue net of value-added taxes if applicable.

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2011 and 2010.

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

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010.

Earnings per share of common stock

Earnings per share of common stock is computed in accordance with ASC 260 “Earnings Per Share.” Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding for each period. Diluted earnings per share of common stock is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive convertible securities. For determining the number of additional shares of common stock that are outstanding as a result of our outstanding warrants, we use the treasury stock method.

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

NOTE 3 – Restricted cash

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $5,124,559 and $8,798,401, as of December 31, 2011 and 2010, respectively. (See Note 11)

NOTE 4 – Notes receivable

Notes receivable of $4,333,150 as of December 31, 2011 and $2,266,870 as of December 31, 2010 represents bank acceptance notes the Company received from customers for sales of products. The notes have maturity durations of 6 months, and are accepted by banks.

NOTE 5 – Trade accounts receivable

Accounts receivable at December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010

Trade accounts receivable,	$8,897,224	$4,827,697

No allowance for doubtful accounts was recorded during the years ended December 31, 2011 and 2010 as management believes no accounts are uncollectible as of December 31, 2011 and 2010.

NOTE 6 – Advance to suppliers

In order to secure inventory supplies of raw materials, the Company made advance payments to certain suppliers. As of December 31, 2011 and 2010, the advance payments to suppliers amounted to $712,253 and $7,247,109, respectively.

NOTE 7 –Inventory

Inventories at December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Raw materials	$1,521,757	$2,051,901
Work in progress	441,869	978,741
Finished goods	1,010,316	1,095,573

	$2,973,942	$4,126,215

No provision for inventory obsolescence was recorded during the years ended December 31, 2011 and 2010.

NOTE 8 –Long term investment

Zhongxian was treated as a subsidiary of Jinkai, which owned 55% equity interest in Zhongxian through December 26, 2011. On December 26, 2011, Jinkai transferred 40% equity interest in Zhongxian to Mr. Chen Jinle. Consequently, Jinkai’s equity interest in Zhongxian decreased from 55% to 15%. Since then, Jinkai’s investment in Zhongxian is recorded as a cost method investment. This transaction is accounted for a transfer of assets among entities under common control and no gain or loss was recognized. The management regularly evaluates the impairment of the cost method investment based on performance and the financial position of the investee as well as other evidence of market value. Such evaluation includes, but not limited to, reviewing the investee’s cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs.

NOTE 9 –Property plant and equipment

Property, plant and equipment as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010

Buildings and plants	$7,796,251	$4,926,975
Machinery and equipment	17,660,081	16,232,287
Office equipment and furniture	541,132	480,515
Motor vehicles	558,714	518,380
	26,556,178	22,158,157
Less: Accumulated depreciation	(7,927,895)	(5,553,516)
	18,628,283	16,604,641
Construction in progress	-	652,319
	$18,628,283	$17,256,960

The depreciation expenses were $ 2,122,490 and $1,736,542 for the years ended December 31, 2011 and 2010, respectively. The collateralized net book value of the equipment for bank loans was $2,357,572 and $5,875,942 at December 31, 2011 and 2010. The collateralized net book value of the buildings for these bank loans was $4,281,810 and $3,646,585 at December 31, 2011 and 2010. (See Note 11)

NOTE 10 –Land use rights and land development, net

Land use rights, net as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010

Land use right	$1,591,123	$1,531,658
Land development	2,914,462	2,805,541
	4,505,585	4,337,199
Less: Accumulated amortization	(330,415)	(229,779)

	$4,175,170	$4,107,420

Amortization expenses were $90,174 and $85,259 for the years ended December 31, 2011 and 2010, respectively. The collateralized net book value of the lands for these bank loans was $4,054,971 and $3,988,899 at December 31, 2011 and 2010. (See Note 11)

NOTE 11 –Short-term bank loan

Short-term bank loans as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Loan from China Construction Bank, with an annual interest rate of 5.31%, collateralized by land and plant, matured on February 23, 2011	-	1,361,203
Loan from China Construction Bank, with an annual interest rate of 4.779%, collateralized by land and plant, matured on May 20, 2011	-	1,028,465
Loan from China Construction Bank, with an annual interest rate of 4.779%, collateralized by land and equipment, matured on May 18, 2011	-	1,088,963
Loan from China Construction Bank, with an annual interest rate of 4.779%, guaranteed by XiangTang Group Ltd., matured on August 2, 2011	-	1,436,825
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 7.965%, guaranteed by Suzhou Chenglian Investment and Guaranty Co., Ltd. , matured on January 25, 2011	-	1,814,937
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 5.31%, collateralized by bank deposit , matured on March 10, 2011	-	1,724,190
Loan from China Merchants Bank, with an annual interest rate of 5.841%, guaranteed by XiangTang Group Ltd., matured on January 5, 2011	-	1,512,447
Loan from Industrial and Commercial Bank of China, with an annual interest rate of 4.86%, collateralized by letter of credit, matured on January 16, 2011	-	151,245
Loan from Industrial and Commercial Bank of China, with an annual interest rate of 4.86%, collateralized by letter of credit, matured on January 9, 2011	-	90,747
Loan from Industrial and Commercial Bank of China, with an annual interest rate of 4.86%, collateralized by letter of credit, matured on January 23, 2011	-	90,747
Loan from China Construction Bank, with an annual interest rate of 4.78%, guaranteed by Danuo foundry Co., Ltd matured on November 8, 2011	-	1,134,336
Loan from China Merchants Bank, with an annual interest rate of 5.31%, guaranteed by XiangTang Group Ltd., matured on September 19, 2011	-	1,512,447
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 7.965%, guaranteed by TaiCang Agriculture Development Co., Ltd., matured on February 7, 2011	-	756,224
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 6.08%, collateralized by equipment, matured on April 12, 2011	-	302,489
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 6.08%, collateralized by equipment, matured on April 11, 2011	-	453,734
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 7.65%, collateralized by equipment, matured on April 28, 2011	-	302,489
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 7.29%, collateralized by equipment, matured on April 29, 2011	-	604,979
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 7.65%, guaranteed by Suzhou Chenglian Investment and Guaranty Co., Ltd., matured on April 29, 2011	-	302,489
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 8.5%, collateralized by equipment, matured on November 28, 2011	-	302,489
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 7.29%, collateralized by equipment, matured on April 29, 2011	-	302,489
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 8.5%, collateralized by equipment, matured on April 29, 2011	-	756,224
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 7.29%, collateralized by equipment, matured on April 29, 2011	-	604,979
Loan from China Merchants Bank, with an annual interest rate of 5.35%, collateralized by certificate of insurance, matured on April 11, 2011	-	214,768
Loan from Industrial and commercial bank of china, with an annual interest rate of 5.1%, collateralized by Letter of credit, matured on March 25, 2011	-	128,558
Loan from Industrial and commercial bank of china, with an annual interest rate of 5.1%, collateralized by Letter of credit, matured on May 4, 2011	-	151,245
Loan from Industrial and commercial bank of china, with an annual interest rate of 5.1%, collateralized by Letter of credit, matured on April 17, 2011	-	151,245
Loan from Industrial and commercial bank of china, with an annual interest rate of 5.1%, collateralized by Letter of credit, matured on May 21, 2011	-	136,120
Loan from China Construction Bank, with an annual interest rate of 6.39%, collateralized by land and building, maturing on January11, 2012	1,414,049	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.47%, collateralized by equipment, maturing on April 24, 2012	1,414,049	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on February 14, 2012	314,233	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on February 14, 2012	1,256,933	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on February 28, 2012	314,233	-
Loan from China Construction Bank, with an annual interest rate of 6.31%, collateralized by land and building maturing on June 26, 2012	1,414,049	-
Loan from China Construction Bank, with an annual interest rate of 6.31%, guaranteed by Danuo foundry Co., Ltd maturing on June 9, 2012	1,571,166	-
Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by XiangTang Group Ltd., ,maturing on August 1, 2012	1,492,608	-
Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by Danuo foundry Co., Ltd and collateralized by equipment, maturing on August 28, 2012	762,015	-
Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by Gaozhan Guaranty Co., Ltd., maturing on September 15, 2012	1,555,454	-
Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by Danuo foundry Co., Ltd maturing on November 7, 2012	1,178,374	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on June 27, 2012	314,233	-
Loan from Shanghai Pudong Development Bank Taicang Branch, with an annual interest rate of 7.54%, guaranteed by Danuo foundry Co., Ltd, maturing on December 15, 2012	1,963,957	-
Loan from China Merchants Bank Taicang Branch, with an annual interest rate of 8.86%, guaranteed by Suzhou Jinkai Textile Co., Ltd, maturing on September 30, 2012	942,702	-
	$15,908,055	$18,417,073

The interest expenses for these bank loans were $990,410 and $1,061,507 for the years ended December 31, 2011 and 2010, respectively. The weighted average annual interest rates for these bank loans were 7.37% and 6.03% at December 31, 2011 and 2010, respectively. The loans’ terms are between five and twelve months. The collateralized net book value of the lands for these bank loans was $4,054,971 and $3,988,899 at December 31, 2011 and 2010, respectively. The collateralized net book value of the equipment for these bank loans was $2,357,572 and $5,875,942 at December 31, 2011 and 2010, respectively. The collateralized net book value of the buildings for these bank loans was $4,281,810 and $3,646,585 at December 31, 2011 and 2010, respectively. The company subsequently repaid matured bank loans through the date the financial statements have been issued.

NOTE 12 –Long-term loan

In January 2011, the Company borrowed $706,051, from Jiangsu Rural Commercial Bank, with a fixed interest rate of 6.71%, 110% over the benchmark interest rate of the People's Bank of China. Pursuant to the loan agreement, collateralized by office building, the Company shall repay in average capital method each quarter during the period from January 18, 2011 to January 17, 2014. As of December 31, 2011, $174,399 was due within one year.

The Company's long-term loan outstanding as of December 30, 2011 as follows:

	December 31,
	2011	2010

Long-term loan-current portion	$174,399	$-
Long-term loan	303,235	-

Total long-term loan	$477,634	$-

The payment schedule of the Company's long-term loan outstanding as follows:

As of December 31,	Amount
2012	232,533
2013	232,533
2014	12,568
Total	$477,634

NOTE 13 –Notes payable

The Company issued certain notes payable to suppliers which are guaranteed by certain banks. These notes payable were issued as replacements of the accounts payable. The terms of these draft notes payable vary depending on the negotiations with the suppliers. Typical terms are six months. On the maturity dates, the note holders present these notes to the banks to draw cash based on the note amounts.

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes in the banks until the notes are settled. Cash restricted for this purpose amounted to $5,124,559 and $8,798,401 at December 31, 2011 and 2010, respectively.

NOTE 14 –Other payables

Other payables as of December 31, 2011 and 2010 consisted of the following:

	December 31
	2011	2010

Payable for purchasing equipment	$39,419	$683,533
Accrued expense	396,456	879,366
Payroll payable and welfare payables	188,437	184,463
Other tax payables	7,099	336,647
Others	81,647	88,875

	$713,058	$2,172,884

Accrued expense represented utility and rental expenses. The Company accrued utility expense and rental expense according to the contracts.

NOTE 15 –Capital lease payable

In September 2009, the Company signed a lease agreement with an equipment supplier under a capital lease arrangement. The arrangement entitles the Company  to purchase the leased high-speed stretch yarn machines at $0 at the end of the 3-year lease term. The installations for these machines were completed in December 2009. The leased assets were recorded under property plant and equipment at the lower of (a) the fair value of the leased asset at the inception of the lease or (b) the present value of the minimum lease payments (excluding executing costs) over the lease term, and amortized over the estimated productive lives, which is normally 10 years, on a straight-line basis. Capital lease obligations at December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010

Capital lease obligation-current portion	$199,508	$308,782
Capital lease obligation-long-term portion	-	194,645

Total capital lease obligation	$199,508	$503,427

Interest expenses amortized under capital lease for the years ended December 31, 2011 and 2010 was $20,751 and $35,450.

The following table sets out the remaining contractual maturities at the balance sheet date of the capital lease, which are based on contractual undiscounted cash flows (including interest payments computed using loan rate of the People’s Bank of China.) and the earliest date the Company would be required to repay:

Amount
2012	228,454
Less: Amount representing interest	(28,946)
Total at present value	$199,508

As of December 31, 2011 and December 31, 2010, the gross amount of the equipment recorded under capital lease agreement was $1,086,967 and $1,046,344, depreciation expense for the years ended December 31 2011 and 2010 was $90,056 and $86,000.

NOTE 16 –Statutory reserve

The Company is required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the year ended December 31, 2011 and 2010, the company made appropriation to this statutory reserve of $391,997 and $529,290, respectively. The accumulated balance of the statutory reserve of the Company as of December 31, 2011 and 2010 were $1,606,654 and $1,214,657.

In accordance with  PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to $1,606,654 and 1,214,657 representing the amount of accumulated balance of statutory reserve of Jinkai and Hangyu attributable to the Company, as of December 31, 2011 and 2010.

NOTE 17 –Government grants

Government grants of $389,279 and $873,099 for the years ended December 31, 2011 and 2010, respectively, represented governmental subsidies received by the Company from the local government as the innovation fund to the Company as a Technology Middle/Small Enterprise.

NOTE 18 –Income taxes

Income taxes expense for the years ended December 31, 2011 and 2010 represents PRC current income taxes. Income taxes expenses were $1,396,786 and $1,592,440 for the years ended December 31, 2011 and 2010, respectively.

The Company’s subsidiaries in China are subject to PRC Enterprise Income Tax (EIT) on the taxable income. According to PRC tax laws and regulations, the Company’s subsidiaries in China are subject to EIT with the tax rate 25% from January 1, 2008.

Reconciliation between the statutory PRC EIT rate of 25% and the effective tax rate is as follows:

	Years Ended December 31,
	2011	2010
	%	%
Reconciling items:
PRC statutory tax rate	25	25
Non-taxable government grants	(1)	(9)
Non-deductable expenses	3	8

Effective tax rate	27	24

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

NOTE 19 –Related party balance and transactions

Amount due from a related party

	December 31,
	2011	2010

Zhongxian	$4,854,553	$-

The amount due from a related party represented advance payments for the procurement of raw materials.

Transactions with a related party

The Company received payment from shareholder/officer Mr. Chen Jinle of $272,008 and $178,340 during the year ended December 31, 2011 and 2010. The loan was non-interest bearing, payable upon the Company’s discretion and represented daily expenses of the Company paid by Mr. Chen Jinle.

NOTE 20–Reverse merger and common stock (restatement of the stockholders’ equity)

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

Pursuant to the terms of the Share Exchange Agreement, Golden shareholders transferred to the Company all of the Golden shares in exchange for the issuance of 170,948,684 shares of the Company’s common stock. Therefore, the Company reclassified its common stock and additional paid-in-capital accounts for the year ended December 31, 2011 and 2010 accordingly.

The Company had 80,000,000 shares of common stock authorized, with a par value of $0.001 per share. Prior to the share exchange on December 22, 2010, the Company had 8,525,000 shares issued and outstanding. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the Closing of this transaction and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or effects a reverse stock split. Golden’s owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of December 31, 2011, 78,525,000 shares are issued and outstanding, and 100,948,648 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

NOTE 21 –Concentrations and credit risks

As of December 31, 2011 and 2010, the Company held cash in banks of $2,699,255 and $6,403,120, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

No single customer accounted for 10% or more of  total sales for the years ended December 31, 2011 and 2010.

Two major suppliers accounted for 79% ($61,547,670) of the Company’s inventory purchases for the year ended December 31, 2011. Three major suppliers accounted for 67% ($40,598,434) of the Company's inventory purchases for the year ended December 31, 2010. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw material on acceptable terms, and finally the Company’s financial results may be adversely affected.

NOTE 22 –Dividend

During the year ended December 31, 2010, Jinkai declared and paid cash dividends in the amount of $5,646,478 to its shareholders.

There was no dividend declared during the year ended December 31, 2011.

(a) The following table presents a reconciliation of actual basic and diluted cash dividends per share:

	December 31,
	2011	2010
Weighted-average shares of common stock outstanding Basic and diluted–actual	78,525,000	70,233,562
Cash dividends paid during the year	$-	$5,646,478
Cash dividends per share - pro forma Basic and diluted earnings per share–actual	$-	$0.08

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

(b)  In the share exchange on December 22, 2010, the Company agreed to issue 170,948,684 shares of common stock. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction.  Therefore, the Company has 78,525,000 shares of common stock issued and outstanding as of December 31, 2011 and December 31, 2010, respectively, and the remaining shares will be issued in the future.  The following table presents a reconciliation of pro forma basic and diluted cash dividends per share which give the effect that the remaining shares to be issued as if the remaining shares had issued on the closing of this transaction.  All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

	December 31,
	2011	2010
Weighted-average shares of common stock outstanding Basic and diluted–pro forma	179,473,684	171,182,246
Cash dividends paid during the year	$-	$5,646,478
Cash dividends per share - pro forma	$-	$0.03

NOTE 23 – Commitments and contingencies

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have material adverse effect on the business, financial condition or results of operations.

The Company has not recorded any legal contingencies as of December 31, 2011.

Guaranteed Bank Loans

The Company has guaranteed certain loans for third-party enterprises, which, in turn, have guaranteed loans for the Company. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

The Company and these third-party enterprises have been guaranteeing loans for each other in their day-to-day operations.  Both of these enterprises and the Company are considered good reputation debtors by local banks. The banks allow these companies to guarantee loans for each other instead of requiring the loans be secured by collateral.  None of the enterprises for which the Company has guaranteed loans has defaulted on any loan repayments, and accordingly, the Company has not recorded any liabilities or losses on such guarantees.

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2011:

Financial institutions	Amount	Duration	Borrower
China Construction Bank Taicang Branch	$ 1,256,933	March 1, 2011 to March 1, 2012	Taicang Jinshun Textile Co., Ltd

Agriculture bank of China Taicang Branch	6,284,664	September 7, 2011 to September 6, 2012	XiangTang Group Textile Co., Ltd

Minsheng Bank of China Nanjing Branch	1,571,166	July 4, 2011 to July 4, 2012	Jiangsu Xinxiang Textile Co., Ltd

Taicang Rural Commercial Bank	1,068,393	November 14, 2011 to May 13, 2012	Taicang Zhongming Textile Co., Ltd
	$ 10,181,156

NOTE 24 –Earnings per share

(a) The following table presents a reconciliation of actual basic and diluted earnings per share:

	December 31,
	2011	2010
Weighted-average shares of common stock outstanding Basic and diluted- actual	78,525,000	70,233,562
Net income available for common shareholders	$3,823,082	$5,057,646
Basic and diluted earnings per share - actual	$0.05	$0.07

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

(b) In the share exchange on December 22, 2010, the Company agreed to issue 170,948,684 shares of common stock. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Therefore, the Company has 78,525,000 shares of common stock issued and outstanding as of December 31, 2011, and the remaining shares will be issued in the future. The following table presents a reconciliation of pro forma basic and diluted earnings per share which give the effect that the remaining shares to be issued as if the remaining shares had issued on the closing of this transaction. All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

	December 31,
	2011	2010
Weighted-average shares of common stock outstanding Basic and diluted–pro forma	179,473,684	171,182,246
Net income available for common shareholders	$3,823,082	$5,057,646
Basic and diluted earnings per share–pro forma	$0.02	$0.03

NOTE 25 –Subsequent events

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

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

(c)  Change in independent registered public accountant on April 15, 2011.

The practice of Bernstein & Pinchuk LLP (“B&P”), the Company’s independent registered public accounting firm, entered into a joint venture agreement with Marcum LLP and formed Marcum Bernstein & Pinchuk LLP (“MarcumBP”) in a transaction pursuant to which B&P merged its China operations into MarcumBP and certain of the professional staff of B&P joined MarcumBP as employees of MarcumBP. Accordingly, effective April 12, 2011, B&P effectively resigned as the Company's independent registered public accounting firm and MarcumBP became the Company's independent registered public accounting firm. This change in the Company's independent registered public accounting firm was approved by the Audit Committee of the Company's Board of Directors on April 13th.

The principal accountant's reports of B&P on the financial statements of the Company as of and for the year ended December 31, 2010 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report did contain an explanatory paragraph which noted that there was substantial doubt as to the Company's ability to continue as a going concern.

During the year ended 2010 and through the effective date of the Merger, there were no disagreements with B&P on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to B&P’s satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the year ended December 31, 2010, and through April 12, 2011, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

During the year ended December 31, 2010 and through April 12, 2011, the effective date of the Merger, the Company did not consult with MarcumBP with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided B&P with a copy of the foregoing disclosure and requested B&P to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein. A copy of such letter, dated April 18th, furnished by Bernstein & Pinchuk LLP, was filed as Exhibit 16.2 to the Current Report on Form 8-K dated April 15, 2011.

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We  maintain  disclosure controls and procedures designed to ensure  that information required  to be disclosed in our reports filed under the Securities Exchange Act of 1934, as  amended  (the  Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer, who is also our acting  Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (December 31, 2011) , we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was effective as of the fiscal year ended December 31, 2011.

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

Set forth below is information regarding our current directors and executive officers:

Name	Age	Position
Chen Jinle	40	Chief Executive Officer, Chairman
Zhao Zhimeng	41	Chief Financial Officer
Zhang Xiqing	49	Chief Operating Officer
Chen Jinchai	33	Director
Zeng Jin	37	Director

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

Code of Ethics

Matches  has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2010.  Matches intends to adopt a code of ethics during calendar 2012.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Matches's  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation  to  furnish Matches with copies of all Section 16(a)  forms  they file.  During the year ended December 31, 2011, Matches believes that all such persons failed to file the reports required by Section 16(a) of the Exchange  Act,  including  Forms  3,  4 and 5. Based  on  representations submitted by such people,  Matches does not believe that such individuals purchased or sold any Matches Common Stock during 2011.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Other	Total

Chen Jinle Chief Executive Officer	2011	$185,385	-	$185,385
	2010	$177,022	-	$177,022

Zhao Zhimeng Chief Financial Officer (since 12/10)	2011	$37,077	-	$37,077
	2010	$0	-	$0

Wang Jianjun Chief Financial Officer (through 8/10)	2011	$0	-	$0
	2010	$44,255	-	$44,255

 Employment Agreements with Executive Officers

We do not have any employment agreements with our executive officers.

Director Compensation

Currently our directors serve without compensation.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of Company common stock as of March 15, 2012 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, and named executive officer, and (iii) all of our directors and executive officers as a group.  Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities.  We had 78,525,000 shares of common stock outstanding on December 21, 2011, however, plan to amend our Articles of Incorporation to effect an increase of our authorized shares of common stock and will have issued an additional 100,948,684 shares of Common Stock immediately after such amendment.  Therefore, this table displays both our current beneficial ownership structure and the effect of such amendment and issuance.

Names and Addresses of Beneficial(1) Owners	Amount and Nature of Beneficial Ownership on March 15, 2012	% of Class	Amount and Nature of Beneficial Ownership after issuances following increase of authorized shares	% of Class
Hung Tsui Mei(3)	61,851,263	78.8%	162,196,111	90.4%
Chen Yilong(2)	7,067,250	9.0%	16,152,632	9.0%
Chen Jinle, Chief Executive Officer and Chairperson of the Board(2)	27,483,750	35.0%	62,815,789	35.0%
Chen Yongbin(2)	4,711,500	6.0%	10,768,421	6.0%
Chen Jinchai, Director	0	0	0	0
Zhao Shan’gao(2)	4,711,500	6.0%	10,768,421	6.0%
Zhao Zhimeng, Chief Financial Officer	0	0	0	0

Zeng Jin, Director	0	0	0	0

Zhang Xiqing Chief Operating Officer	0	0	0	0
All directors and officers as a group	27,483,750	35.0%	62,815,789	35.0%

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

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company received payments from shareholder Mr. Chen Jinle of $272,008 and $178,340 during the year ended December 31, 2011 and 2010. The loan was non-interest bearing, payable upon the Company’s discretion and represented daily expenses of the Company paid by Mr. Chen Jinle.

 Suzhou Zhongxian Supply Chain Management Co., Ltd (“Zhongxian”) was organized as  a new 55%-owned subsidiary of Jinkai organized on February 2, 2010,  Zhongxian was organized to provide logistical services to the Company. On December 26, 2011, Jinkai transferred 40% equity interest in Zhongxian to Mr. Chen Jinle for cash consideration of RMB 6,000,000 (approximately $950,000 USD). Consequently, Jinkai’s equity interest in Zhongxian decreased from 55% to 15%.  The Board of Directors determined that this transaction was fair to the Company since Zhongxian had nominal (less than $10,000) operating activity; its activities were not related to the core business of the Company; and the consideration was equal to the stated capital and book value of the 40% interest.

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal year ended December 31, 2011, our principal accounting firm Marcum Bernstein & Pinchuk LLP and its predecessor firm Bernstein and Pinchuk was paid $170,000 for audit and review fees for the year ended December 31, 2010 and the unaudited nine months ended September 30, 2011.

During the period covering the fiscal year ended December  31,  2010,   our  principal  accounting  firm Bernstein and Pinchuk was paid $211,287.92 for audit and review fees for the years ended December 31, 2008 and 2009 and the unaudited nine months ended September 30, 2010 in 2010. There was no tax consultant fee and other fees for any professionals.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of Marcum Bernstein & Pinchuk LLP as our independent registered public accounting firm was approved by the Board of Directors.

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

10.5

Call Option Agreement between Hung Tsui Mei and 16 persons, with schedule of details.(2)

16.1

Letter from Sam Kan & Company regarding change in accountants(2)

16.2

Letter from Bernstein & Pinchuk, LLC. Incorporated by reference to such exhibit as filed with the Current Report on

Form 8-K dated April 15, 2011.

31.1

Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)(4)

31.2

Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)(4)

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350(4).

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350(4).

(1)

Incorporated by reference with the exhibit so numbered in the Company's Registration Statement on Form S-1, file number 333-149293.

(2)

Incorporated by reference with the exhibit so numbered in the Company's Current Report on Form 8-K dated December 17, 2010.

(3)

Incorporated by reference with the exhibit so numbered in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(4)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2012.

MATCHES, INC.

By:

/s/ Chen Jinle

Chen Jinle

Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 28, 2012.

By:

/s/ Chen Jinle

Chief Executive Officer and Chairman

Chen Jinle

(principal executive officer)

By:

/s/ Zhao Zhimeng

Chief Financial Officer

Zhao Zhimeng

(principal accounting and financial officer)

By:

/s/ Chen Jinchai

Director

Chen Jinchai

By:

/s/ Zeng Jin

Director

Zeng Jin