Form 10-Q
period 2012-03-31
MATCHES, INC.
filed 2012-05-14
CIK 1426703

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2012

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

(86)-512-53818777

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes [ ] No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

The number of shares outstanding of the issuer's one class of Common Stock as of May 14, 2012 was 78,525,000.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$3,836,010	$2,699,255
Restricted cash	6,895,580	5,124,559
Notes receivable	2,848,208	4,333,150
Trade accounts receivable	7,567,586	8,897,224
Amount due from a related party	3,696,442	4,854,553
Advance to suppliers	6,355,220	712,253
Inventories	5,469,474	2,973,942
Prepaid expenses	37,934	66,792

Total current assets	36,706,454	29,661,728

Deferred tax asset	208,861	-
Long term investment	355,748	353,512
Property plant and equipment, net	18,265,356	18,628,283
Land use rights and land development, net	4,178,501	4,175,170

Total Assets	$59,714,920	$52,818,693

LIABILITIES AND EQUITY

Current liabilities
Short-term bank loans	$17,589,767	$15,908,055
Long-term loan-current portion	175,502	174,399
Notes payable	18,106,622	15,002,772
Notes payable-a related party	1,802,457	-
Trade accounts payable	848,156	767,977
Advances from customers	917,096	360,279
Income tax payable	-	24,193
Other payables	1,039,679	713,058
Amount due to shareholders	417,019	414,840
Capital lease payable	125,263	199,508

Total current liabilities	41,021,561	33,565,081

Long-term loan	246,652	303,235
Total Liabilities	41,268,213	33,868,316

Commitments and Contingencies	-	-

Equity
Shareholders’ equity
Common stock ($.001 par value; 80,000,000 shares authorized; 78,525,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively) (see note below)	78,525	78,525
Common stock to be authorized and issued ($.001 par value; 100,948,684 shares to be authorized and issued as of March 31, 2012 and December 31, 2011) (see note below)	100,949	100,949
Additional paid-in capital	10,700,856	10,700,856
Statutory reserves	1,606,654	1,606,654
Retained earnings	3,302,366	3,926,783
Accumulated other comprehensive income	2,657,357	2,536,610
Total Matches, Inc. shareholders’ equity
	18,446,707	18,950,377

Non-controlling interests	-	-
Total Equity	18,446,707	18,950,377
TOTAL LIABILITIES AND EQUITY	$59,714,920	$52,818,693

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

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Sales	$11,275,226	$18,811,810
Cost of sales	10,913,725	16,735,803

Gross margin	361,501	2,076,007

Operating expenses
General and administrative expenses	787,435	670,993
Selling expenses	145,018	220,202
Total operating expenses	932,453	891,195

Income/(loss) from operations	(570,952)	1,184,812

Other income/(expense)
Government grants	240,503	154,794
Interest income	8,364	68,584
Interest expense	(526,626)	(284,223)
Other income	15,281	3,979
Other expense, net	(262,478)	(56,866)

Income/(loss) before income tax expense	(833,430)	1,127,946
Income tax expense/(benefit)	(209,013)	314,828

Net income/(loss) before allocation to non-controlling interests	(624,417)	813,118
Less: Net Gain/(loss) attributable to non-controlling interests	-	-
Net income/(loss) attributable to Matches, Inc.	(624,417)	813,118
Other comprehensive income

Net income/(loss) before allocation to non-controlling interests	(624,417)	813,118
Foreign currency translation adjustment	120,747	98,202
Comprehensive Income/(loss)	(503,670)	911,320
Less: Comprehensive income/(loss) attributable to non-controlling interests	-	3,362
Comprehensive Income/(loss) Attributable to Matches, Inc.	(503,670)	907,958
Weighted-average number of common shares outstanding Basic and diluted-actual	78,525,000	78,525,000

Basic and diluted-pro forma (see note below)	179,473,684	179,473,684

Earnings per share Basic and diluted-actual	$(0.01)	$0.01
Basic and diluted-pro forma (see note below)	$(0.00)	$0.00

(Note: pro forma earnings per share reflect the effect from 100,948,684 shares of common stock to be issued and authorized as of March 31, 2012 and December 31, 2011, respectively; see Note 1 and Note 23 for details)

See notes to the consolidated financial statements.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2012		2011
Cash flows from operating activities:	(Unaudited)		(Unaudited)
Net income/(loss) before allocation to non-controlling interests	$(624,417	) $	813,118
Adjustments to reconcile net income before allocation to non-controlling interests to net cash provided by operation activities:
Depreciation	566,445		495,174
Amortization of land use rights and land development	23,091		22,220
Changes in operating assets and liabilities
Restricted cash	(1,739,876)		(2,183,392)
Notes receivable	1,513,447		415,530
Trade accounts receivable, net	1,386,916		2,010,861
Advance to suppliers	(5,642,566)		(1,601,027)
Inventories	(2,478,527)		4,473,942
Prepaid expenses	29,302		(7,428)
Amount due from a related party	1,189,678		-
Deferred tax asset	(209,013)		-
Notes payable	3,011,157		9,105,858
Notes payable- a related party	1,803,769		-
Trade accounts payable	75,377		852,017
Advances from customers	554,941		572,892
Income tax payable	(24,364)		(114,740)
Other payables	322,346		(451,584)
Amount due to shareholders	-		(3,745)
Net cash provided by/(used in) operating activities	(242,294)		5,451,812

Cash flows from investing activities:
Purchases of property plant and equipment	(85,355)		(1,808,848)

Net cash used in investing activities	(85,355)		(1,808,848)

Cash flows from financing activities:
Repayment of capital lease obligations	(75,563)		(78,165)
Proceeds from bank loans	6,645,464		4,138,465
Repayment of bank loans	(5,121,754)		(8,231,402)

Net cash provided by/(used in) financing activities	1,448,147		(4,171,102)
Effect of foreign currency fluctuation on cash and cash equivalents	16,257		39,085

Net increase/(decrease) in cash and cash equivalents	1,136,755		(489,053)

Cash and cash equivalents-beginning of period	2,699,255		6,403,120

Cash and cash equivalents-end of period	$3,836,010		$5,914,067

Supplementary cash flow information:

Cash paid for interest expense	$526,626	$284,223
Cash paid for income tax	$24,364	$429,569

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

The transaction closed on December 22, 2010 the (“Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired Golden by agreeing to issue 170,948,684 shares of common stock of the Company, constituting 95.25% of the Company’s shares, to Golden’s owners after giving effect to the issuance of such shares. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of the acquisition and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or the Company completes a contemplated reverse stock split, which will not affect the total authorized shares.  The stockholder entitled to the additional shares owns a majority of the outstanding common shares, which entitles her to approve the amendment or the  reverse stock split. Golden’s owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of March 31, 2012, 78,525,000 shares are issued and outstanding and 100,948,684 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

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

On February 2, 2010, Suzhou Zhongxian Supply Chain Management Co., Ltd (“Zhongxian”), a new subsidiary of Jinkai, was organized under the laws of the PRC with registered capital of $1,170,104 (RMB 8,000,000). On the date of inception, Jinkai owned 20% and Mr. Chen Jinle owns 30% of Zhongxian’s equity interest. In April 2010, Mr. Chen Jinle and another individual owner of Zhongxian transferred 10% and 25%, respectively, equity interest in Zhongxian to Jinkai for cash. Jinkai has owned a 55% equity interest of Zhongxian since then. In October 2011, Jinkai and other individual owners injected further capital of $1,098,849 (RMB7,000,000) in Zhongxian pro rata.  On December 26, 2011, Jinkai transferred 40% equity interest to Mr. Chen Jinle. Consequently, Jinkai’s equity interest in Zhongxian decreased from 55% to 15%, as a result, at December 31, 2011 Zhongxian was no longer consolidated and the Company’s investment in Zhongxian is accounted for under the cost method. This transaction is accounted for as transaction among entities under common control and no gain or loss was recognized.

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

Details of the Company’s subsidiaries as of March31, 2012 were as follows:

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

At March 31, 2012, the Company has a positive cash balance of $3,836,010 and negative working capital of $4,315,107. From inception through March 31, 2012 the Company has accumulated retained earnings of $3,302,366 and total equity of $18,446,707.

Company plans to cash generated from operations and proceeds from new bank loans to pay off all outstanding short-term bank loans for 2012. Upon maturity, the Company’s majority shareholder intends to provide sufficient working capital to allow the Company to repay the loan and fulfill its other payment obligations.

The Company believes that its cash and cash equivalents balance at March 31, 2012, estimated cash inflows from operations for 2012, and the additional proceeds committed from its majority shareholder will be sufficient to meet the Company’s liquidity requirements for 2012. However, in the event of unforeseen circumstances, or unfavorable market or economic developments, the adequate capital is not available to us as required, or is not available on favorable terms; our business, financial condition and results of operations may be adversely affected.

Principles of consolidation

The accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011 and the related consolidated statements of income and comprehensive income and cash flows for the three months period ended March 31, 2012 and 2011 include those of the Company and its subsidiaries. All transactions and balances between the Company and its direct or indirect owned subsidiaries have been eliminated upon consolidation.

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K"), previously filed with the Securities and Exchange Commission.

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

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized as of March 31, 2012 and December 31, 2011.

Recently issued accounting pronouncements

There are no new accounting pronouncements issued during the period that have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – Restricted cash

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $6,895,580 and $5,124,559, as of March 31, 2012 and December 31, 2011, respectively. (See Note 11)

NOTE 4 – Notes receivable

Notes receivable of $2,848,208 as of March 31, 2012 and $4,333,150 as of December 31, 2011 represents bank acceptance notes the Company received from customers for sales of products. The notes have maturity durations of 6 months, and are accepted by banks.

NOTE 5 – Trade accounts receivable

Accounts receivable at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Trade accounts receivable	$7,567,586	$8,897,224

No allowance for doubtful accounts was recorded as of March 31, 2012 and December 31, 2011 as management believes no accounts are uncollectible as of March 31, 2012 and December 31, 2011.

NOTE 6 – Advance to suppliers

In order to secure inventory supplies of raw materials, the Company made advance payments to certain suppliers. As of March 31, 2012 and December 31, 2011, the advance payments to suppliers amounted to $ 6,355,220 and $712,253, respectively.

NOTE 7 –Inventory

Inventories as of March 31, 2012 and December 31, 2011consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Raw materials	$1,336,384	$1,521,757
Work in progress	750,438	441,869
Finished goods	3,382,652	1,010,316

	$5,469,474	$2,973,942

No provision for inventory obsolescence was recorded as of March 31, 2012 and December 31, 2011.

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

NOTE 9 –Property plant and equipment

Property, plant and equipment as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Buildings and plants	$7,847,180	$7,796,251
Machinery and equipment	17,824,325	17,660,081
Office equipment and furniture	558,753	541,132
Motor vehicles	562,247	558,714
	26,792,505	26,556,178
Less: Accumulated depreciation	(8,544,067)	(7,927,895)
	18,248,438	18,628,283
Construction in progress	16,918	-
	$18,265,356	$18,628,283

The depreciation expenses were $566,445 and $495,174 for the three months ended March 31, 2012 and 2011, respectively. The collateralized net book value of the equipment for bank loans was $2,258,286 and $2,357,572 at March 31, 2012 and December 31, 2011. The collateralized net book value of the buildings for these bank loans was $4,558,438 and $4,281,810 at March 31, 2012 and December 31, 2011. (See Note 11)

NOTE 10 –Land use rights and land development, net

Land use rights, net as of March 31, 2012 and December 31, 2011consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Land use right	$1,601,186	$1,591,123
Land development	2,932,894	2,914,462
	4,534,080	4,505,585
Less: Accumulated amortization	(355,579)	(330,415)

	$4,178,501	$4,175,170

Amortization expenses were $23,091 and $22,220 for the three months ended March 31, 2012 and 2011, respectively. The collateralized net book value of the lands for these bank loans was $4,058,278 and $4,054,971 at March 31, 2012 and December 31, 2011. (See Note 11)

NOTE 11 –Short-term bank loan

Short-term bank loans as of as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Loan from China Construction Bank, with an annual interest rate of 6.39%, collateralized by land and building, matured on January 11, 2012	-	1,414,049
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.47%, collateralized by equipment, maturing on April 24, 2012	-	1,414,049
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, matured on February 14, 2012	-	314,233
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, matured on February 14, 2012	-	1,256,933
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, matured on February 28, 2012	-	314,233
Loan from China Construction Bank, with an annual interest rate of 6.31%, collateralized by land and building maturing on June 26, 2012	1,422,992	1,414,049
Loan from China Construction Bank, with an annual interest rate of 6.31%, guaranteed by Danuo foundry Co., Ltd maturing on June 9, 2012	1,581,103	1,571,166
Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by XiangTang Group Ltd., ,maturing on August 1, 2012	1,502,048	1,492,608
Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by Danuo foundry Co., Ltd and collateralized by equipment, maturing on August 28, 2012	766,835	762,015
Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by Gaozhan Guaranty Co., Ltd., maturing on September 15, 2012	1,565,292
		1,555,454

Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by Danuo foundry Co., Ltd maturing on November 7, 2012	1,185,827	1,178,374
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on June 27, 2012	-	314,233
Loan from Shanghai Pudong Development Bank Taicang Branch, with an annual interest rate of 7.54%, guaranteed by Danuo foundry Co., Ltd, maturing on December 15, 2012	1,976,378	1,963,957
Loan from China Merchants Bank Taicang Branch, with an annual interest rate of 8.86%, guaranteed by Suzhou Jinkai Textile Co., Ltd, maturing on September 30, 2012	948,662	942,702
Loan from China Construction Bank, with an annual interest rate of 6.56%, collateralized by land and building, maturing on January 10, 2013	1,422,992	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on August 13, 2012	632,441	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on July 30, 2012	316,221	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on August 14, 2012	632,441	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on August 15, 2012	316,221	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on September 6, 2012	1,422,992	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, guaranteed by Cheng Lian Co., maturing on September 21, 2012	1,897,322	-
	$17,589,767	$15,908,055

The interest expenses for these bank loans were $300,779 and $284,223 for the three months ended March 31, 2012 and 2011, respectively. The weighted average annual interest rates for these bank loans were 7.50% and 6.23% at March 31, 2012 and December 31, 2011, respectively. The loans’ terms are between five and twelve months. The collateralized net book value of the lands for these bank loans was $4,058,278 and $4,054,971 at March 31, 2012 and December 31, 2011, respectively. The collateralized net book value of the equipment for these bank loans was $2,258,286 and $2,357,572 at March 31, 2012 and December 31, 2011, respectively. The collateralized net book value of the buildings for these bank loans was $4,558,438 and $4,281,810 at March 31, 2012 and December 31, 2011, respectively. The company subsequently repaid matured bank loans through the date the financial statements have been issued.

NOTE 12 –Long-term loan

In January 2011, the Company borrowed $706,051, from Jiangsu Rural Commercial Bank, with a fixed interest rate of 6.71%, 110% over the benchmark interest rate of the People's Bank of China. Pursuant to the loan agreement, collateralized by office building, the Company shall repay in average capital method each quarter during the period from January 18, 2011 to January 17, 2014. As of March 31, 2012, $175,502 was due within one year.

The Company's long-term loan outstanding as of March 31, 2012 and December 31, 2011 as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)
Long-term loan-current portion	$175,502	$174,399
Long-term loan	246,652	303,235

Total long-term loan	$422,154	$477,634

The payment schedule of the Company's long-term loan outstanding as follows:

As of December 31,	Amount
(Unaudited)
2012	175,502
2013	234,004
2014	12,648
Total	$422,154

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

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes in the banks until the notes are settled. Cash restricted for this purpose amounted to $6,895,580 and $5,124,559 as of March 31, 2012 and December 31, 2011, respectively.

NOTE 14 –Other payables

Other payables as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Payable for purchasing equipment	$37,537	$39,419
Accrued expense	512,775	396,456
Payroll payable and welfare payables	229,124	188,437
Other tax payables	152,857	7,099
Others	107,386	81,647

	$1,039,679	$713,058

Accrued expense represented utility and rental expenses. The Company accrued utility expense and rental expense according to the contracts.

NOTE 15 –Capital lease payable

In September 2009, the Company signed a lease agreement with an equipment supplier under a capital lease arrangement. The arrangement entitles the Company to purchase the leased high-speed stretch yarn machines at $0 at the end of the 3-year lease term. The installations for these machines were completed in December 2009. The leased assets were recorded under property plant and equipment at the lower of (a) the fair value of the leased asset at the inception of the lease or (b) the present value of the minimum lease payments (excluding executing costs) over the lease term, and amortized over the estimated productive lives, which is normally 10 years, on a straight-line basis. Capital lease obligations at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Capital lease obligation	$125,263	$199,508

Total capital lease obligation	$125,263	$199,508

Interest expenses amortized under capital lease for the three months ended March 31, 2012 and 2011 was $2,668 and $6,618.

The following table sets out the remaining contractual maturities at the balance sheet date of the capital lease, which are based on contractual undiscounted cash flows (including interest payments computed using loan rate of the People’s Bank of China.) and the earliest date the Company would be required to repay:

Amount
(Unaudited)
2012	150,679
Less: Amount representing interest	(25,416)
Total at present value	$125,263

As of March 31, 2012 and December 31, 2011, the gross amount of the equipment recorded under capital lease agreement was $1,093,841 and $1,086,967, depreciation expense for the three months ended March 31 2012 and 2011 was $23,060and $22,118.

NOTE 16 –Statutory reserve

The Company is required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. The accumulated balance of the statutory reserve of the Company as of March 31, 2012 and December 31, 2011 were both $1,606,654.

In accordance with PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to both $1,606,654 representing the amount of accumulated balance of statutory reserve of Jinkai and Hangyu attributable to the Company, as of March 31, 2012 and December 31, 2011.

NOTE 17 –Government grants

Government grants of $240,503 and $154,794 for the three months ended March 31, 2012 and 2011, respectively, represented governmental subsidies received by the Company from the local government as the innovation fund to the Company as a Technology Middle/Small Enterprise.

NOTE 18 –Income taxes

Income tax benefit amount $209,013 for the three months ended March 31, 2012 represents deferred taxes due to the operating loss from the subsidiary Jinkai during the three months ended March 31, 2012. Income taxes expense amount $314,828 for the three months ended March 31, 2011 represents PRC current income taxes.

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

NOTE 19 –Related party balance

Amount due from a related party

	March 31, 2012	December 31, 2011
	(Unaudited)
Zhongxian	$3,696,442	$4,854,553

The amount due from a related party represented advance payments for the procurement of raw materials.

Notes payable-a related party

	March 31, 2012	December 31, 2011
	(Unaudited)
Zhongxian	$1,802,457	$-

The notes payable-a related party represented payments for the procurement of raw materials.

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

Pursuant to the terms of the Share Exchange Agreement, Golden shareholders transferred to the Company all of the Golden shares in exchange for the issuance of 170,948,684 shares of the Company’s common stock. Therefore, the Company reclassified its common stock and additional paid-in-capital accounts for the period ended March 31, 2012 and year ended December 31, 2011 accordingly.

The Company had 80,000,000 shares of common stock authorized, with a par value of $0.001 per share. Prior to the share exchange on December 22, 2010, the Company had 8,525,000 shares issued and outstanding. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the Closing of this transaction and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or effects a reverse stock split. Golden’s owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of March 31, 2012, 78,525,000 shares are issued and outstanding, and 100,948,648 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

NOTE 21 –Concentrations and credit risks

As of March 31, 2012 and December 31, 2011, the Company held cash in banks of $3,836,010 and $2,699,255, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

No single customer accounted for 10% or more of total sales for the three months ended March 31, 2012 and 2011.

Two major suppliers accounted for 77% ($8,546,618) of the Company’s inventory purchases for the three months ended March 31, 2012. Two major suppliers accounted for 92% ($17,016,035) of the Company's inventory purchases for the three months ended March 31, 2011. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw material on acceptable terms, and finally the Company’s financial results may be adversely affected.

NOTE 22 – Commitments and contingencies

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have material adverse effect on the business, financial condition or results of operations.

The Company has not recorded any legal contingencies as of March 31, 2012.

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

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of March 31, 2012:

Financial institutions	Amount	Duration	Borrower
China Construction Bank Taicang Branch	$ 1,264,882	March 2, 2012 to March 1, 2013	Taicang Jinshun Textile Co., Ltd

Agriculture bank of China Taicang Branch	6,324,411	September 7, 2011 to September 6, 2012	XiangTang Group Textile Co., Ltd

Minsheng Bank of China Nanjing Branch	1,581,103	July 4, 2011 to July 4, 2012	Jiangsu Xinxiang Textile Co., Ltd

Taicang Rural Commercial Bank	1,075,150	November 14, 2011 to May 13, 2012	Taicang Zhongming Textile Co., Ltd
	$ 10,245,546

NOTE 23 –Earnings per share

(a)

The following table presents a reconciliation of actual basic and diluted earnings per share:

	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted- actual	78,525,000	78,525,000
Net income/(loss) available for common shareholders	$(624,417)	$813,118
Basic and diluted earnings per share – actual	$(0.01)	$0.01

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the  exchange agreement.

(b) In the share exchange on December 22, 2010, the Company agreed to issue 170,948,684 shares of common stock. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Therefore, the Company has 78,525,000 shares of common stock issued and outstanding as of March 31, 2012, and the remaining shares will be issued in the future. The following table presents a reconciliation of pro forma basic and diluted earnings per share which give the effect that the remaining shares to be issued as if the remaining shares had issued on the closing of this transaction. All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted–pro forma	179,473,684	179,473,684
Net income/(loss) available for common shareholders	$(624,417)	$813,118
Basic and diluted earnings per share–pro forma	$(0.00)	$0.00

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

Cost of Sales

Our cost of sales consists primarily of raw materials, direct labor and production overhead costs.

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

Results of Operations for the Three Months Ended March 31, 2012 Compared To the Three Months Ended March 31, 2011

The following table sets forth a summary of certain key components of our results of operations for the periods indicated in dollars and as a percentage of sales.

	Three Months Ended March 31,
	2012			2011		Change in %
Sales		$11,275,226	100.0%	$18,811,810	100.0%	-40.1%
Cost of Sales		10,913,725	96.8%	16,735,803	89.0%	-34.8%
Gross Margin		361,501	3.2%	2,076,007	11.0%	-82.6%
General and Administrative Expenses		787,435	7.0%	670,993	3.6%	17.4%
Selling Expenses		145,018	1.3%	220,202	1.2%	-34.1%
Income/ (loss) From Operations		(570,952)	-5.1%	1,184,812	6.3%	-148.2%
Other Expense		262,478	2.3%	56,866	0.3%	361.6%
Income/(loss) Before Income Tax Expense		(833,430)	-7.4%	1,127,946	6.0%	-173.9%
Income Tax Expense/(benefit)		(209,013)	-1.9%	314,828	1.7%	-166.4%
Net income/(loss) attributable to Matches, Inc.		(624,417)	-5.5%	$813,118	4.3%

	$					-176.8%

Sales

For the three months ended March 31, 2012, our sales decreased by 40.1% to $11,275,226 from $18,811,810 for the three months ended March 31, 2011. This decrease in our sales is mainly due to the decrease in our product prices and decrease in our sales volume. As market demand has got lesser and horizontal competition is heating up, which made the company have to decrease the sales price. As a result, the average sales price decreased from $2,309 per metric ton to $1,524 per metric ton. Also, the sales volume decreased by 5% from 7,726 metric ton as of March 31, 2011 to 7,365 metric ton as of March 31, 2012.

Cost of Sales

Compared three months ended March 31, 2012 and three months ended March 31, 2011, the cost of sales decreased by 34.8%. The decrease is mainly due to decrease in our sales volume.

Gross Profit and Gross Margin

Our gross profit decreased 82.6% from $2,076,007 for the three months ended March 31, 2011 to $361,501 for the three months ended March 31, 2012, and the gross margin decreased from 11.0% to 3.2% accordingly. This decrease is mainly due to the higher price of main raw material PET, increased worker salary levels and weakness of market demand.

General and Administrative Expenses and Selling Expenses

General and administrative expenses include payroll-related costs, social insurance, depreciation, legal and professional fees. Compared three months ended March 31, 2012 with the same period of 2011, our general and administrative expenses increased 17.4% from $670,993 to $787,491. This increase was primarily due to the following expenses which increased from 2011 to 2012: salary expense, as the Company has raised the salary level of staff and recruited several full-time management personnel since 2011; social insurance, as the Company broadened the payment scale of staff social insurance; and depreciation expense, due to a new facility put into service at the end of May, 2011.

Selling expenses include transportation fees, advertising and payroll-related costs. For the year ended December 31, 2011, selling expenses decreased 34.1% from $220,202 to $145,018. This was primarily due to the decrease in transportation fees as sales volume decreased.

Other Income/(Expense)

The following table sets forth a breakdown of the other income/(expense) of the Company:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
-Government grants	$240,503	$154,794
-Interest Income	8,364	68,584
-Interest Expense	(526,626)	(284,223)
-Other Income	15,281	3,979
Other Expense, net	$(262,478)	$(56,866)

Other net expense includes interest expense offset by subsidy income, interest income and others. Compared the three months as of March 31, 2012 with the same period of 2011, other expense has increased 361.6% from $56,866 to $262,478. The other expense increase was mainly due to the increase of interest expense. Interest expense increased 85% from $284,223 to $526,626 mainly due to the increase of bank loan interest rate.

Income Tax Expense/(Benefit)

As the result of the deferred tax assets was recognized during the three months ended March 31, 2012, we recognized income tax benefit amount $209,013 for three months ended March 31, 2012, compared to income tax expense amount $314,828 for the same period in 2011.

Net Income/(loss)Attributable to Matches, Inc.

We recorded $624,417 net loss attributable to Matches, Inc. For the three months ended March 31, 2012, compared to net income $813,118 attributable to Matches, Inc. for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company has short-term bank loans outstanding of $17,589,767 and $15,908,055 at March 31, 2012 and December 31, 2011 respectively. The Company plans to use cash generated from operations and proceeds from new bank loans to pay off all outstanding short-term bank loans in 2012.Upon maturity, the Company’s majority shareholder intends to provide sufficient working capital to allow the Company to repay the loan and fulfill its other payment obligations.

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

As of March 31, 2012 and December 31, 2011, restricted retained earnings were $1,606,654 and $1,606,654, respectively, and restricted net assets were $12,556,724 and $12,556,724, respectively. The unrestricted retained earnings as of December 31, 2011 and 2010 were $3,302,366 and $3,926,783, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

Restricted cash

The Company from time to time pays suppliers by means of notes payable. The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $6,895,580 and $5,124,559 as of March 31, 2012 and December 31, 2011, respectively, with an increase of $1,771,021, or approximately 34.6%.

The following table sets forth the summary of our cash flows for three months ended March 31, 2012 and March 31, 2011

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash provided by/(used in) operating activities	$(242,294)	$5,451,812
Net cash used in investing activities	(85,355)	(1,808,848)
Net cash provided by/(used in) financing activities	1,448,147	(4,171,102)
Effect of foreign currency fluctuation on cash and cash equivalents	16,257	39,085
Cash and cash equivalents-beginning of period	2,699,255	6,403,120
Cash and cash equivalents- end of period	$3,836,010	$5,914,067

Cash flow from Operating Activities

Net cash used in operating activities for three months ended March 31, 2012 was $242,294. This was attributable to our net loss of $624,417, adjusted by non-cash related expenses including depreciation of $566,445, amortization of land use rights and land development $ 23,091, and a net decrease in cash from working capital items of $207,413. The net decrease in working capital items was mainly due to the increase in restricted cash, inventories, and advance to suppliers, offset by the increase in notes payable.

Cash Flow from Investing Activities

During the three months ended March 31, 2012, net cash used in investing activities was $85,355, compared to $1,808,848 for the three months ended March 31, 2011. The decrease was primarily due to the decrease in purchase of property and equipment.

Cash Flow from Financing Activities

During the three months ended March 31, 2012, net cash provided by financing activities was $1,448,147 which mainly consisted of a repayment of capital lease obligations of $75,563, net proceeds from bank loans of $1,523,710. As compared with the same period of 2011 in which the net cash used in financing activities was $ 4,171,102, the increase of cash provided by financing activities was mainly due to the decrease of repayments of bank loans from $8,231,402 for three months as of March 31, 2011 to $5,121,754 for the same period of 2011 and the increase in proceeds from bank loans from $ 4,138,465 to $6,645,464 for daily operations.

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

As of March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e). Based upon those evaluations, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As such we believe that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filling with the SEC (i) is recorded, processed, summarized and reported within the required time period and (ii) is accumulated and communicated to our management, including our principal, executive officers and principal financial officers, as appropriate to allow timely decision regarding required disclosure. Based upon those evaluations, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures and our internal control over financial reporting were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors.

Not applicable as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

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

10.5

Call Option Agreement between Hung Tsui Mei and 16 persons, with schedule of details.(2)

16.1

Letter from Sam Kan & Company regarding change in accountants(2)

16.2

Letter from Bernstein & Pinchuk, LLC.(4)

31.1

Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)(5)

31.2

Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)(5)

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350(5).

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350(5).

_________________________________________

(1)

Incorporated by reference to the exhibit so numbered in the Company's Registration Statement on Form S-1, file number 333-149293.

(2)

Incorporated by reference to the exhibit so numbered in the Company's Current Report on Form 8-K dated December 17, 2010.

(3)

Incorporated by reference to such exhibit as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(4)  Incorporated by reference to such exhibit as filed with the Current Report on Form 8-K dated April 15, 2011.

(5)

Filed herewith.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     MATCHES, INC.

Date: May 14, 2012

By /s/ Zhao Zhimeng

Zhao Zhimeng

Chief Financial Officer

(Principal Financial and Accounting Officer)   and Duly Authorized Officer