Form 10-Q
period 2012-06-30
MATCHES, INC.
filed 2012-08-14
CIK 1426703

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number:  0-34713

MATCHES, INC.
 (Exact name of registrant as specified in its charter)

Wyoming

68-0664590

(State or other jurisdiction

(IRS Employer

of incorporation or

Identification No.)

organization)

HuangjingTown, Taicang City, Jiangsu Province, China, 215427
(Address of principal executive offices) (Zip Code)

(86)-512-53818777

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes [X] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

The number of shares outstanding of the issuer's one class of Common Stock as of August 13, 2012 was 78,525,000.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,2012	December 31,2011
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$429,538	$2,699,255
Restricted cash	12,047,413	5,124,559
Notes receivable	4,525,053	4,333,150
Trade accounts receivable	10,224,185	8,897,224
Amount due from a related party	2,282,887	4,854,553
Advance to suppliers	6,380,163	712,253
Inventories	4,898,384	2,973,942
Prepaid expenses	37,935	66,792

Total current assets	40,825,558	29,661,728

Deferred tax asset	443,497	-
Long term investment	356,030	353,512
Property plant and equipment, net	17,771,713	18,628,283
Land use rights and land development, net	4,158,715	4,175,170

Total Assets	$63,555,513	$52,818,693

LIABILITIES AND EQUITY

Current liabilities
Short-term bank loans	$15,388,389	$15,908,055
Long-term loan-current portion	175,641	174,399
Notes payable	20,408,642	15,002,772
Notes payable-a related party	7,289,375	-
Trade accounts payable	691,949	767,977
Advances from customers	509,298	360,279
Income tax payable	-	24,193
Other payables	650,680	713,058
Amount due to shareholders	417,293	414,840
Capital lease payable	62,903	199,508

Total current liabilities	45,594,170	33,565,081

Long-term loan	188,300	303,235
Total Liabilities	45,782,470	33,868,316

Commitments and Contingencies	-	-

Equity
Shareholders’ equity
Common stock($.001 par value; 80,000,000 shares authorized; 78,525,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively) (see note below)	78,525	78,525
Common stock to be authorized and issued ($.001 par value; 100,948,684 shares to be authorized and issued as of June 30, 2012 and December 31, 2011) (see note below)	100,949	100,949
Additional paid-in capital	10,700,856	10,700,856
Statutory reserves	1,606,654	1,606,654
Retained earnings	2,615,267	3,926,783
Accumulated other comprehensive income	2,670,792	2,536,610
Total Matches, Inc. shareholders’ equity
	17,773,043	18,950,377

Non-controlling interests	-	-
Total Equity	17,773,043	18,950,377
TOTAL LIABILITIES AND EQUITY	$63,555,513	$52,818,693

(Note: In December 2010, the Company agreed to issue 170,948,684 shares of common stock in a  share exchange transaction; due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Prior to the share exchange, the Company has 8,525,000 shares of common stock issued and outstanding. See Note 1 and Note 20 for details)

See notes to the consolidated financial statements.

MATCHES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$12,440,167	$30,386,921	$23,715,393	$49,198,731

Cost of sales	11,951,221	28,184,961	22,864,946	44,920,764

Gross margin	488,946	2,201,960	850,447	4,277,967

Operating expenses

General and administrative expenses	671,285	680,178	1,458,776	1,351,171

Selling expenses	160,117	263,810	305,135	484,012

Total operating expenses	831,402	943,988	1,763,911	1,835,183

Income from operations	(342,456)	1,257,972	(913,464)	2,442,784

Other income/(expense)

Government grants	3,159	231,039	243,662	385,833

Interest income	52,003	23,463	60,367	92,047

Interest expense	(586,287)	(258,769)	(1,112,913)	(542,992)

Other income	1,392	17,393	16,673	21,372

Other (expense)/income, net	(529,733)	13,126	(792,211)	(43,740)

Income/(loss) before income tax expense	(872,189)	1,271,098	(1,705,675)	2,399,044

Income tax expense/(benefit)	(185,146)	378,852	(394,159)	693,680

Net Income/(loss) before allocation to non-controlling interests	(687,043)	892,246	(1,311,516)	1,705,364

Less: Net loss attributable to non-controlling interests	-	(785)	-	(785)
Net income/(loss) attributable to Matches, Inc.	(687,043)	893,031	(1,311,516)	1,706,149

Other Comprehensive income

Net income/(loss) before allocation to non-controlling interests	(687,043)	892,246	(1,311,516)	1,705,364
Foreign currency translation adjustment	13,435	269,330	134,182	367,532
Comprehensive Income/(loss)	(673,608)	1,161,576	(1,177,334)	2,072,896

Less: Comprehensive income attributable to non-controlling interests	-	8,047	-	11,409
Comprehensive Income/(loss) Attributable to Matches, Inc.	(673,608)	1,153,529	(1,177,334)	2,061,487

Weighted-average number of common shares outstanding

Basic and diluted- actual	78,525,000	78,525,000	78,525,000	78,525,000

Basic and diluted-pro forma (see note below)	179,473,684	179,473,684	179,473,684	179,473,684

Earnings per share

Basic and diluted- actual	$(0.01)	$0.01	$(0.02)	$0.02

Basic and diluted-pro forma (see note below)	$0.00	$0.00	$(0.01)	$0.01

 (Note: pro forma earnings per share reflects the effect from 100,948,684 shares of common stock to be issued and authorized as of June 30, 2012 and December 31, 2011, respectively.  See Note 1 and Note 23 for details)

See notes to the consolidated financial statements.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income/(loss) before allocation to non-controlling interests	$(1,311,516)	$1,705,364
Adjustments to reconcile net income before allocation to non-controlling interests to net cash provided by operating activities:
Depreciation	1,132,744	1,031,606
Amortization of land use rights and land development	46,142	44,686
Changes in operating assets and liabilities
Restricted cash	(6,880,049)	(3,947,997)
Notes receivable	(160,901)	140,003
Trade accounts receivable, net	(1,262,449)	(1,424,687)
Advance to suppliers	(5,657,646)	(486,847)
Inventories	(1,901,521)	1,939,175
Prepaid expenses	29,306	(12,182)
Amount due from a related party	2,603,844	-
Deferred tax asset	(443,091)	-
Notes payable	5,294,183	6,796,088
Notes payable- a related party	7,282,692	-
Trade accounts payable	(81,421)	569,819
Advances from customers	146,319	72,507
Income tax payable	(24,343)	(122,073)
Other payables	(67,393)	169,393
Amount due to shareholders	-	(112,016)

Net cash provided by/(used in) operating activities	(1,255,100)	6,362,839

Cash flows from investing activities:
Purchases of property plant and equipment	(144,437)	(2,429,028)

Net cash used in investing activities	(144,437)	(2,429,028)

Cash flows from financing activities:
Repayment of capital lease obligations	(137,900)	(157,714)
Proceeds from bank loans	7,430,243	12,581,909
Repayment of bank loans	(8,179,591)	(17,547,002)

Net cash used in financing activities	(887,248)	(5,122,807)
Effect of foreign currency fluctuation on cash and cash equivalents	17,068	136,653

Net decrease in cash and cash equivalents	(2,269,717)	(1,052,343)

Cash and cash equivalents- beginning of period	2,699,255	6,403,120

Cash and cash equivalents-end of period	$429,538	$5,350,777

Supplementary cash flow information:

Cash paid for interest expense	$1,112,913	$542,992
Cash paid for income tax	$73,295	$816,266

See notes to the consolidated financial statements

MATCHES, INC. AND SUBSIDIARIES

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

The transaction closed on December 22, 2010 the (“Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired Golden by agreeing to issue 170,948,684 shares of common stock of the Company, constituting 95.25% of the Company’s shares, to Golden’s owners after giving effect to the issuance of such shares. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of the acquisition and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or the Company completes a contemplated reverse stock split, which will not affect the total authorized shares.  The stockholder entitled to the additional shares owns a majority of the outstanding common shares, which entitles her to approve the amendment or the  reverse stock split. Golden’s owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of June 30, 2012, 78,525,000 shares are issued and outstanding and 100,948,684 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

TaicangKehui Consulting Service Limited (“Kehui”) was incorporated under the laws of PRC as the wholly owned subsidiary of Triple Success Holding LLC (“Triple Success “) on October 22, 2010. Triple Success was incorporated in United States of America as a limited liability company on May 25, 2010, and is a wholly owned subsidiary of Golden.

Suzhou Jinkai Textile Co., Ltd (“Jinkai”) was organized under the laws of the  PRC on April 17, 2001 with registered capital of $60,401 (RMB 500,000). By the end of 2007, the owners made a further capital injection to increase the registered  capital to $7,140,958(RMB56,000,000), which was 90% owned by Mr. Chen Jinle, the Companies’ chairman, and 10% owned by Mr. Chen Chenxu, Mr. Chen Jinle’s nephew. In 2008, the owners injected further capital of $1,459,769 (RMB10,000,000) in Jinkai.

Suzhou Hangyu Textile Co., Ltd (“Hangyu”) was organized under the laws of PRC on January 11, 2006 with registered capital of $2,279,343 (RMB18,000,000), which was 90% owned by Mr. Chen Jinle, and 10% owned by Mr. Chen Chenxu. On January 28, 2010, Mr. Chen Jinle and Mr. Chen Chenxu, the two shareholders of Hangyu, each signed Share Transfer Agreements (the “Agreements”) with Jinkai. Pursuant to the Agreements, Mr. Chen Jinle and Mr. Chen Chenxu transferred their total equity interest of Hangyu, representing 90% and 10%, respectively, to Jinkai as as capital injection. Jinkai increased its registered capital from $8,600,727 (RMB66,000,000) to $11,465,122 (RMB88,000,000), Therefore, Hangyu became a wholly owned subsidiary of Jinkai as of January 28, 2010.

TaicangJinkai Differentiated Fibers Research and Development Co., Ltd (“TaicangJinkai”) was established on April 25, 2008 with registered capital of $146,088 (RMB1,000,000); it is a wholly owned subsidiary of Jinkai.

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

Jiankai, together with its two subsidiaries, is engaged in the manufacturing and sale of terylene partially oriented filament and terylene draw textured yarn.  On November 20, 2010, Kehui entered into the following contractual arrangements with Suzhou Jinkai and its shareholders, providing Kehui the ability to control Jinkai, including its financial interest as described below. Thus, Jinkai became a contractually controlled subsidiary of Kehui (the “Reorganization”).

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

Exclusive Option Agreement-Under the Exclusive Option Agreement between Kehui, Jinkai and the Jinkai shareholders, the Jinkai shareholders granted Kehui an irrevocable exclusive purchase option to purchase all or part of the shares or assets of Jinkai.  The option is exercisable at any time but only to the extent that such purchase does not violate any PRC law then in effect.  The exercise price shall be determined by relevant agreements entered into by and between Kehui and Jinkai shareholders based on the circumstances of the option exercise, and such exercise price shall be refunded to Kehui or Jinkai.

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

Call Option Agreements-Chen Jinle and other several senior management and other parties (each of them, the “Purchaser”) have entered into call option agreements, dated as of November 30, 2010, with our major shareholder, Hung Tsui Mei, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Hung Tsui Mei at a price of $0.0001 per share for a period of five years upon satisfaction of certain conditions.   These conditions are (1) if the Purchaser and Jinkai enter into a binding employment agreement for a term of not less than five years, the Purchaser will be entitled to purchase up to 40% of the total shares granted to the Purchaser; (2) if Suzhou Jinkai achieves not less than after tax net income of US$ 400,000 as determined under United States Generally Accepted Accounting Principles consistently applied (“US GAAP”) for the fiscal year ended December 31, 2010, the Purchaser will be entitle to purchase up to 40% of the total shares granted to the Purchaser; and (3) if Jinkai achieves not less than after tax net income of US$ 100,000 as determined under US GAAP for the period from January 1, 2011 to March 31, 2011. The shares covered under such call option agreements amount to 88% of all issued and outstanding shares as of this time, of which Chen Jinle will be entitled to purchase 35% of all issued and outstanding shares of Matches, Inc.

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

Details of the Company’s subsidiaries as of June 30, 2012 were as follows:

		Date of	Beneficial
	Place of	incorporation or	ownership
Company name	Incorporation	Establishment	interest

Golden Stone Rising Limited(“Golden”)	BVI	June 22, 2010	100%
Triple Success Holding LLC (“Triple Success “)	U.S.	May 25, 2010	100%
TaicangKehui Consulting Service Limited (“Kehui”)	PRC	October 22, 2010	100%
Suzhou Jinkai Textile Co., Ltd (“Jinkai”)	PRC	April 17, 2001	100%
Suzhou Hangyu Textile Co., Ltd (“Hangyu”)	PRC	January 11, 2006	100%
TaicangJinkai Differentiated Fibers Research and Development Co., Ltd (“TaicangJinkai”)	PRC	April 25, 2008	100%

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

At June 30, 2012, the Company has a positive cash balance of $429,538 and negative working capital of $4,768,612. From inception through June 30, 2012 the Company has accumulated retained earnings of $2,615,267 and total equity of $17,773,043.

The Company plans to use cash generated from operations and proceeds from new bank loans to pay off all outstanding short-term bank loans for 2012. Upon maturity, the Company’s majority shareholder intends to provide sufficient working capital to allow the Company to repay the loan and fulfill its other payment obligations.

The Company believes that the estimated cash inflows from operations for the whole year of 2012, proceeds from additional bank loans, and the additional proceeds committed from its majority shareholder will be sufficient to meet the Company’s liquidity requirements for 2012. However, in the event of unforeseen circumstances, or unfavorable market or economic developments, the adequate capital is not available to us as required, or is not available on favorable terms; our business, financial condition and results of operations may be adversely affected.

Principles of consolidation

The accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011 and the related consolidated statements of income and comprehensive income for the three and six months ended June 30, 2012 and cash flows for the six months ended June 30, 2012 and 2011 include those of the Company and its subsidiaries. All transactions and balances between the Company and its direct or indirect owned subsidiaries have been eliminated upon consolidation.

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

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized as of June 30, 2012 and December 31, 2011.

Recently issued accounting pronouncements

There are no new accounting pronouncements issued during the period that have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – Restricted cash

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $12,047,413 and $5,124,559, as of June 30, 2012 and December 31, 2011, respectively. (See Note 13)

NOTE 4 – Notes receivable

Notes receivable of $4,525,053 as of June 30, 2012 and $4,333,150 as of December 31, 2011 represents bank acceptance notes the Company received from customers for sales of products. The notes have maturity durations of 6 months, and are accepted by banks.

NOTE 5 – Trade accounts receivable

Accounts receivable at June 30, 2012 and December 31,2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Trade accounts receivable	$10,224,185	$8,897,224

No allowance for doubtful accounts was recorded as of June 30, 2012 and December 31, 2011 as management believes no accounts are uncollectible as of June 30, 2012 and December 31, 2011.

NOTE 6 – Advance to suppliers

In order to secure inventory supplies of raw materials, the Company made advance payments to certain suppliers. As of June 30, 2012 and December 31, 2011, the advance payments to suppliers amounted to $6,380,163 and $712,253, respectively.

NOTE 7 –Inventory

Inventories as of June 30, 2012 and December 31,2011consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Raw materials	$564,309	$1,521,757
Work in progress	573,303	441,869
Finished goods	3,760,772	1,010,316

	$4,898,384	$2,973,942

No provision for inventory obsolescence was recorded as of June 30, 2012 and December 31, 2011.

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

NOTE 9 –Property plant and equipment

Property, plant and equipment as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Buildings and plants	$7,853,388	$7,796,251
Machinery and equipment	17,897,637	17,660,081
Office equipment and furniture	559,195	541,132
Motor vehicles	562,692	558,714
	26,872,912	26,556,178
Less: Accumulated depreciation	(9,118,129)	(7,927,895)
	17,754,783	18,628,283
Construction in progress	16,930	-
	$17,771,713	$18,628,283

The depreciation expenses were $566,299 and $536,432 for the three months ended June 30, 2012 and 2011, respectively. The depreciation expenses were $1,132,744 and $1,031,606 for the six months ended June 30, 2012 and 2011, respectively.  The collateralized net book value of the equipment for bank loans was $2,145,786 and $2,357,572 at June 30, 2012 and December 31, 2011. The collateralized net book value of the buildings for these bank loans was $4,502,441 and $4,281,810 at June 30, 2012 and December 31, 2011. (See Note 11)

NOTE 10 –Land use rights and land development, net

Land use rights, net as of June 30, 2012 and December 31,2011consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Land use right	$1,602,453	$1,591,123
Land development	2,935,214	2,914,462
	4,537,667	4,505,585
Less: Accumulated amortization	(378,952)	(330,415)

	$4,158,715	$4,175,170

Amortization expenses were $23,051 and $22,466 for the three months ended June 30, 2012 and 2011, respectively. Amortization expenses were $46,142 and $44,686 for the six months ended June 30, 2012 and 2011, respectively. The collateralized net book value of the lands for these bank loans was $4,039,133 and $4,054,971 at June 30, 2012 and December 31, 2011. (See Note 11)

NOTE 11 –Short-term bank loan

Short-term bank loans as of as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Loan from China Construction Bank, with an annual interest rate of 6.39%, collateralized by land and building, matured on January11, 2012	-	1,414,049
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.47%, collateralized by equipment, matured on April 24, 2012	-	1,414,049
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, matured on February 14, 2012	-	314,233
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, matured on February 14, 2012	-	1,256,933
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, matured on February 28, 2012	-	314,233
Loan from China Construction Bank, with an annual interest rate of 6.31%, collateralized by land and building matured on June 26, 2012	-	1,414,049
Loan from China Construction Bank, with an annual interest rate of 6.31%, guaranteed by Danuo foundry Co., Ltd matured on June 9, 2012	-	1,571,166
Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by XiangTang Group Ltd., ,maturing on August 1, 2012	1,503,236
		1,492,608

Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by Danuo foundry Co., Ltd and collateralized by equipment, maturing on August 28, 2012	767,441	762,015
Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by Gaozhan Guaranty Co., Ltd., maturing on September 15, 2012	1,566,532
		1,555,454

Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by Danuo foundry Co., Ltd maturing on November 7, 2012	1,186,765	1,178,374
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, matured on June 27, 2012	-	314,233
Loan from Shanghai Pudong Development Bank Taicang Branch, with an annual interest rate of 7.54%, guaranteed by Danuo foundry Co., Ltd, maturing on December 15, 2012	1,977,942	1,963,957
Loan from China Merchants Bank Taicang Branch, with an annual interest rate of 8.86%, guaranteed by Suzhou Jinkai Textile Co., Ltd, maturing on September30, 2012	949,412	942,702
Loan from China Construction Bank, with an annual interest rate of 6.56%, collateralized by land and building, maturing on January10, 2013	1,424,118	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on August 13, 2012	632,941	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on July 30, 2012	316,471	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on August 14, 2012	632,941	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on August 15, 2012	316,471	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, maturing on September 6, 2012	1,424,118	-
Loan from Industrial and Commercial Bank of China Taicang Branch, with an annual interest rate of 7.89%, guaranteed by Danuo foundry Co., Ltd, maturing on April 26, 2013	791,177	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, guaranteed by Cheng Lian Co., maturing on September 21, 2012	1,898,824	-
	$15,388,389	$15,908,055

The interest expenses for these bank loans were $326,848 and $235,619 for the three months ended June 30, 2012 and 2011, respectively. The interest expenses for these bank loans were $627,627 and $460,760 for the six months ended June 30, 2012 and 2011, respectively. The weighted average annual interest rates for these bank loans were 7.6% and 6.23% at June 30, 2012 and December 31, 2011, respectively. The loans’ terms are between five and twelve months. The collateralized net book value of the lands for these bank loans was $4,039,133 and $4,054,971 at June 30, 2012 and December 31, 2011, respectively. The collateralized net book value of the equipment for these bank loans was $2,145,786 and $2,357,572 at June 30, 2012 and December 31, 2011, respectively. The collateralized net book value of the buildings for these bank loans was $4,502,441 and $4,281,810 at June 30, 2012 and December 31, 2011, respectively. The company subsequently repaid matured bank loans through the date the financial statements have been issued.

NOTE 12 –Long-term loans

In January 2011, the Company borrowed $706,051, from Jiangsu Rural Commercial Bank, with a fixed interest rate of 6.71%, 110% over the benchmark interest rate of the People's Bank of China. Pursuant to the loan agreement, collateralized by office building, the Company shall repay in average capital method each quarter during the period from January 18, 2011 to January 17, 2014. As of June 30, 2012, $175,641 was due within one year.

The Company's long-term loan outstanding as of June 30, 2012 and December 31, 2011are as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Long-term loan-current portion	$175,641	$174,399
Long-term loan	188,300	303,235

Total long-term loan	$363,941	$477,634

The payment schedule of the Company's long-term loan outstanding as follows:

As of December 31,	Amount
(Unaudited)
2012	117,094
2013	234,188
2014	12,659
Total	$363,941

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

The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes in the banks until the notes are settled. Cash restricted for this purpose amounted to $12,047,413 and $5,124,559 as of June 30, 2012 and December 31, 2011, respectively.

NOTE 14 –Other payables

Other payables as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Payable for purchasing equipment	$325	$39,419
Accrued expense	345,557	396,456
Payroll payable and welfare payables	193,205	188,437
Other tax payables	591	7,099
Others	111,002	81,647

	$650,680	$713,058

Accrued expense represented utility and rental expenses. The Company accrued utility expense and rental expense according to the contracts.

NOTE 15 –Capital lease payable

In September 2009, the Company signed a lease agreement with an equipment supplier under a capital lease arrangement. The arrangement entitles the Company to purchase the leased high-speed stretch yarn machines at $0 at the end of the 3-year lease term. The installations for these machines were completed in December 2009. The leased assets were recorded under property plant and equipment at the lower of (a) the fair value of the leased asset at the inception of the lease or (b) the present value of the minimum lease payments (excluding executing costs) over the lease term, and amortized over the estimated productive lives, which is normally 10 years, on a straight-line basis. Capital lease obligations at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Capital lease obligation	$62,903	$199,508

Total capital lease obligation	$62,903	$199,508

Interest expenses amortized under capital lease for the three months ended June 30, 2012 and 2011 was $1,599 and $5,694, respectively. Interest expenses amortized under capital lease for the six months ended June 30, 2012 and 2011 was $4,267 and $12,312, respectively.

The following table sets out the remaining contractual maturities at the balance sheet date of the capital lease, which are based on contractual undiscounted cash flows (including interest payments computed using loan rate of the People’s Bank of China.) and the earliest date the Company would be required to repay:

Amount
(Unaudited)
2012	67,582
Less: Amount representing interest	(4,679)
Total at present value	$62,903

As of June 30, 2012 and December 31, 2011, the gross amount of the equipment recorded under capital lease agreement was $1,094,706 and $1,086,967. Depreciation expense for the three months ended June 30, 2012 and 2011 was $23,021and $22,448, respectively.  Depreciation expense for the six months ended June 30, 2012 and 2011 was $46,081 and $44,566, respectively.

NOTE 16 –Statutory reserve

The Company is required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. The accumulated balance of the statutory reserve of the Company as of June 30, 2012 and December 31, 2011 were both $1,606,654.

In accordance with PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to both $1,606,654 representing the amount of accumulated balance of statutory reserve of Jinkai and Hangyu attributable to the Company, as of June 30, 2012 and December 31, 2011.

NOTE 17 –Government grants

Government grants of $3,159 and $231,039 for the three months ended June 30, 2012 and 2011, respectively, and $243,662 and $385,833 for the six months ended June 30, 2012 and 2011, respectively represented governmental subsidies received by the Company from the local government's innovation fund as a result of the Company qualifying as a Technology Middle/Small Enterprise.

NOTE 18 –Income taxes

Income tax benefit amounts of $185,146 and $394,159 for the three and six months ended June 30, 2012 represents deferred taxes due to the operating loss from the subsidiary Jinkai during the three and six months ended June 30, 2012. Income taxes expense amount of $378,852 and $693,680 for the three months and six months ended June 30, 2011 represents PRC current income taxes.

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

	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Current:
PRC	48,910	378,852
Deferred:
PRC	(234,056)	-

Total income tax expense/(benefit)	(185,146)	378,852

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Current:
PRC	48,910	693,680
Deferred:
PRC	(443,069)	-

Total income tax expense/(benefit)	(394,159)	693,680

Significant components of the Company’s deferred tax assets are as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Long term:
Net operating loss carry forwards	$443,497	$-

Total deferred tax assets	$443,497	$-

NOTE 19–Related party balance

Amount due from a related party

	June 30, 2012	December 31, 2011
	(Unaudited)
Zhongxian	$2,282,887	$4,854,553

The amount due from a related party represented advance payments for the procurement of raw materials.

Notes payable-a related party

	June 30, 2012	December 31, 2011
	(Unaudited)
Zhongxian	$7,289,375	$-

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

Pursuant to the terms of the Share Exchange Agreement, Golden shareholders transferred to the Company all of the Golden shares in exchange for the issuance of 170,948,684 shares of the Company’s common stock. Therefore, the Company reclassified its common stock and additional paid-in-capital accounts for the period ended June 30, 2012 and year ended December 31, 2011 accordingly.

The Company had 80,000,000 shares of common stock authorized, with a par value of $0.001 per share. Prior to the share exchange on December 22, 2010, the Company had 8,525,000 shares issued and outstanding. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the Closing of this transaction and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or effects a reverse stock split. Golden’s owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of June 30, 2012, 78,525,000 shares are issued and outstanding, and 100,948,648 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

NOTE 21 –Concentrations and credit risks

As of June 30, 2012 and December 31, 2011, the Company held cash in banks of $429,538 and $2,699,255, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the

Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

No single customer accounted for 10% or more of total sales for the three and six months ended June 30, 2012 and 2011.

Four major suppliers accounted for 86% ($7,880,468) of the Company’s inventory purchases for the three months ended June 30, 2012. Two major suppliers accounted for 94% ($17,324,601) of the Company's inventory purchases for the three months ended June 30, 2011. Three major suppliers accounted for 79% ($15,971,729) of the Company’s inventory purchases for the six months ended June 30, 2012. Two major suppliers accounted for 93% ($34,387,240) of the Company’s inventory purchases for the six months ended June 30, 2011. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw material on acceptable terms, and finally the Company’s financial results may be adversely affected.

NOTE 22 – Commitments and contingencies

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have material adverse effect on the business, financial condition or results of operations.

The Company has not recorded any legal contingencies as of June 30, 2012.

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

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of June 30, 2012:

Financial institutions	Amount	Duration	Borrower
China Construction Bank Taicang Branch	$ 1,265,883	March 2, 2012 to March 1, 2013	TaicangJinshunTextile Co., Ltd

Agriculture bank of China Taicang Branch	6,329,414	September 7, 2011 to September 6, 2012	XiangTang Group Textile Co., Ltd

Minsheng Bank of ChinaNanjing Branch	1,582,354	July 4, 2011 to July 4, 2012	Jiangsu Xinxiang Textile Co., Ltd

	$9,177,651

NOTE 23 –Earnings per share

(a) The following table presents a reconciliation of actual basic and diluted earnings per share:

	For the Three Months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted- actual	78,525,000	78,535,000
Net income /(loss) available for common shareholders	$(687,043)	$893,031
Basic and diluted earnings per share – actual	$(0.01)	$0.01

	For the Six Months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted- actual	78,525,000	78,525,000
Net income/ (loss) available for common shareholders	$(1,311,516)	$1,706,149
Basic and diluted earnings per share – actual	$(0.02)	$0.02

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

(b) In the share exchange on December 22, 2010, the Company agreed to issue 170,948,684 shares of common stock. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Therefore, the Company has 78,525,000 shares of common stock issued and outstanding as of June 30, 2012, and the remaining shares will be issued in the future. The following table presents a reconciliation of pro forma basic and diluted earnings per share which give the effect that the remaining shares to be issued as if the remaining shares had issued on the closing of this transaction. All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

	For the Three Months ended June 30,
	2012	2011
Pro Forma	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted–pro forma	179,473,684	179,473,684
Net income/(loss) available for common shareholders	$(687,043)	$893,031
Basic and diluted earnings per share–pro forma	$(0.00)	$0.00

	For the Six Months ended June 30,
	2012	2011
Pro Forma	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted–pro forma	179,473,684	179,473,684
Net income/(loss) available for common shareholders	$(1,311,516)	$1,706,149
Basic and diluted earnings per share–pro forma	$(0.01)	$0.01

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

Results of Operations for the Three Months Ended June 30, 2012 and for the Six Months Ended June 30, 2012, as compared to the same periods Ended June 30, of 2011

The following table sets forth a summary of certain key components of our results of operations for the periods indicated in dollars and as a percentage of sales.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change %	2012	2011	Change %
Sales	$12,440,167	$30,386,921	-59.1%	$23,715,393	$49,198,731	-51.8%
Cost of Sales	11,951,221	28,184,961	-57.6%	22,864,946	44,920,764	-49.1%
Gross Margin	488,946	2,201,960	-77.8%	850,447	4,277,967	-80.1%
General and Administrative Expenses	671,285	680,178	-1.3%	1,458,776	1,351,171	8.0%
Selling Expenses	160,117	263,810	-39.3%	305,135	484,012	-37.0%
Income/loss)From Operations	(342,456)	1,257,972	-127.2%	(913,464)	2,442,784	-137.4%
Other Income/(expense)	(529,733)	13,126	-4135.8%	(792,211)	(43,740)	1711.2%
Income/(loss) Before Income Tax Expense	(872,189)	1,271,098	-168.6%	(1,705,675)	2,399,044	-171.1%
Income Tax Expense/(benefit)	(185,146)	378,852	-148.9%	(394,159)	693,680	-156.8%
Net income/(loss) attributable to Matches, Inc.	$(687,043)	$893,031	-176.9%	$(1,311,516)	$1,706,149	-176.9%

Comparing the three months ended June 30, 2012 with the same period of 2011, our sales has decreased by 59.1% from$30,386,921 to $12,440,167, also comparing the six months ended June 30, 2012 with the same period of 2011, our sales has decreased by 51.8% from $ 49,198,731 to $23,715,393. The decrease in our sales is mainly due to the decrease in our product prices and decrease in our sales volume. As market demand has got lesser and horizontal competition is heating up, which made the company have to decrease the sales price. As a result, the average sales price decreased from $2,310 per metric tons as of June 30, 2011 to $1,834 per metric tons during the second quarter of 2012. Also, the sales volume decreased by 35% from 12,701 metric tons during the second quarter of 2011 to 8,306 metric tons during the same period of 2012. The average sales price decreased from $2,308 per metric tons during the first half year of 2011 to $1,694 per metric tons during the first half year of 2012. Also, the sales volume decreased by 23% from 20,428 metric tons as of June 30, 2011 to 15,671 metric tons as of June 30, 2012.

Cost of Sales

Compared three months ended June 30, 202 with three months ended June 30, 2011, the cost of sales decreased by 57.6% from $28,184,961 to $11,951,221. And also compared six months ended June 30, 2012 with the same period of 2011, the cost of sales decreased by 49.1% from $44,920,764 to $22,864,946. There are two major reasons attributable to the decrease of cost of sales: The decrease of unit price of the main raw materials in 2012 than in 2011; the decrease of sales volume. Our cost of sales consists primarily of our main raw material PET (Polyethylene Terephthalate), a by-product of crude oil. The decrease of cost of sales is due to the price of crude oil decreased. The major raw materials average price (PET) in the second quarter of 2012 decreased to $1,290 per metric tons from $1,654 per metric tons in the same period of 2011.

Gross Profit and Gross Margin

Compared three months ended June 30, 2012 with the same period of 2011, the gross profit decreased by 77.8% from $2,201,960 to $488,946, and the gross margin decreased from 7% to 4%. Also compared six months ended June 30, 2012 with the same period of 2011, the gross profit decreased by 80.1% from $4,277,967 to $850,447, and the gross margin decreased 9% to 4%. This decrease is mainly due to the decrease of sales price more than the decrease of unit price of raw materials and weakness of market demand.

General and Administrative Expenses and Selling Expenses

General and administrative expenses include payroll-related costs, travel expenses, depreciation, office expense, legal and professional fees. Compared three months ended June 30, 2012 with the same period of 2011, our general and administrative expenses decreased slightly by 1.3% from $680,178 to $671,285. This decrease was due to the decrease in travel expenses as weakness of market demands. For the six months ended June 30, 2012 and 2011, the general and administrative expenses increased 8% from $1,351,171 to $1,458,776. This increase was primarily due to the following expenses which increased from 2011 to 2012: salary expense, as the Company has raised the salary level of staff and recruited several full-time management personnel since April, 2011; social insurance, as the Company broadened the payment scale of staff social insurance.

Selling expenses include transportation fees, advertising and payroll-related costs. For the three months ended June 30, 2012 and 2011, selling expenses decreased by 39.3% from $263,810 to $160,117. For the six months ended June 30, 2012 and 2011, the selling expenses decrease by 37% from $484,012 to $305,135 .This was primarily due to the decrease in transportation fees as sales volume decreases.

Other income/(Expense)

The following tables sets forth a breakdown of the other income/(expenses) of the Company:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012		2011	2012	2011
	(unaudited)	$	(unaudited)	(unaudited)	(unaudited)
Government grants	$3,159		231,039	$243,662	$385,833
Interest income	52,003		23,463	60,367	92,047
Interest expense	(586,287)		(258,769)	(1,112,913)	(542,992)
Other income	1,392		17,393	16,673	21,372
Other income/(expense)	$(529,733)		$13,126	$(792,211)	$(43,740)

Other net expense includes interest expense offset by government grants, interest income and others. Compared the three months ended June 30, 2012 with the same period of 2011, other income/(expenses) decreased 4135.8% from the $13,126 to the $529,733 of other expense. This increase in other expense was due to the increase of interest expense from $258,769 to $586,287 as the increase of the bank loan interest rate. Also compared the six months ended June 30, 2012 with the same period of 2011, other expense also increased 1711.2% from $43,740 to $792,211. The increase was also due to the increase of interest expense from $542,992 to $1,112,913 as the increase of the bank loan interest rate.

Income Tax Expense /(Benefit)

As the result of the deferred tax assets was recognized during the three months ended June 30, 2012, we recognized income tax benefit amount $185,146 for the three months ended June 30, 2012, compare to income tax expense amount $378,852 for the same period in 2011. For the six months ended June 30, 2012, we recognized income tax benefit amount $394,159, compared to the income tax expense amount $693,680 for the same period in 2011. The decrease of income tax expense was due to the decrease of our profits before income taxes.

Net Income/(Loss)Attributable to Matches, Inc.

We recorded $687,043 net loss attributable to Matches, Inc. for the three months ended June 30, 2012, compared to net income $893,031 attributable to Matches, Inc. for the same period in 2011. For the six months ended June 30, 2012, we recorded $1,311,516 net loss attributable to Matches, Inc., compared to the net income $1,706,149 attributable to Matches, Inc. for the same period in 2011. This decrease is primarily due to a decrease in our gross profit.

LIQUIDITY AND CAPITAL RESOURCES

The Company has short-term bank loans outstanding of $15,388,389 and $15,908,055 as of June 30, 2012 and December 31, 2011 respectively. The Company plans to use cash generated from operations and proceeds from new bank loans to pay off all outstanding short-term bank loans in 2012.Upon maturity, the Company’s majority shareholder intends to provide sufficient working capital to allow the Company to repay the loan and fulfill its other payment obligations.

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

As of June 30, 2012 and December 31, 2011, restricted retained earnings were both $1,606,654and restricted net assets were both $12,556,724. The unrestricted retained earnings as of June 30, 2012 and December 31, 2011 were $2,615,267 and $3,926,783, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

Restricted cash

The Company from time to time pays suppliers by means of notes payable. The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $12,047,413and $5,124,559 as of June 30, 2012 and December 31, 2011, respectively, with an increase of $6,922,854, or approximately 135.1%.

The following table sets forth the summary of our cash flows for the six months ended June 30, 2012, comparing with the six months ended June 30, 2011:

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash provided by/(used in) operating activities	$(1,255,100)	$6,362,839
Net cash used in investing activities	(144,437)	(2,429,028)
Net cash used in financing activities	(887,248)	(5,122,807)
Effect of foreign currency fluctuation on cash and cash equivalents	17,068	136,653
Cash and cash equivalents-beginning of period	2,699,255	6,403,120
Cash and cash equivalents- end of period	$429,538	$5,350,777

Cash Flow from Operating Activities

Net cash used in operating activities for six months ended 30, 2012 was $1,255,100. This was attributable to our net loss of $1,311,516, adjusted by non-cash related expense including depreciation of $1,132,744, amortization of land use rights and land development $46,142, and a net decrease in cash from working capital items of $1,122,470. The net decrease in working capital items was mainly due to the increase in restricted cash, accounts receivable, inventories, and advance to suppliers, offset by the increase in notes payable.

Cash Flow from Investing Activities

During the six months ended June 30, 2012, net cash used in investing activities was $144,437, compared to $2,429,028 for the six months ended June 30, 2011. The decrease was primarily due to the decrease in purchase of property and equipment.

Cash Flow from Financing Activities

During the six months ended June 30, 2012, net cash used in financing activities was $887,248 which mainly consisted of a repayment of capital lease obligations of $137,900, net proceeds from bank loans of $749,348. As compared with the same period of 2011 in which the net cash used in financing activities was $5,122,807, the decrease of cash used in financing activities was mainly due to the decrease of repayments of bank loans from $17,547,002 for six months as of June 31, 2011 to $8,179,591 for the same period of 2012 and the decrease in proceeds from bank loans from $12,581,909 to $7,430,243 for daily operation.

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

Item 4.Controls and Procedures.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e). Based upon those evaluations, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As such we believe that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filling with the SEC (i) is recorded, processed, summarized and reported within the required time period and (ii) is accumulated and communicated to our management, including our principal, executive officers and principal financial officers, as appropriate to allow timely decision regarding required disclosure.

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

Item 1.Legal Proceedings.

We are not a party to any pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 1A.Risk Factors.

Not applicable as the Company is a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4.Mine Safety Disclosures.

Not applicable

Item 5.Other Information.

None.

 Item 6.Exhibits.

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

Date: August 14, 2012

By /s/ Zhao Zhimeng

Zhao Zhimeng

Chief Financial Officer

(Principal Financial and Accounting Officer)

  and Duly Authorized Officer