Form 10-Q
period 2002-09-30
MATCHES, INC.
filed 2012-11-14
CIK 1426703

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.20549
 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes [ ] No [X]

The number of shares outstanding of the issuer's one class of Common Stock as of November 14, 2012 was 78,525,000.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$2,018,888	$2,699,255
Restricted cash	12,168,684	5,124,559
Notes receivable	3,461,016	4,333,150
Trade accounts receivable	8,223,126	8,897,224
Amount due from a related party	2,837,012	4,854,553
Advance to suppliers	6,426,362	712,253
Loan to a third party	7,578,150	-
Inventories	4,672,493	2,973,942
Prepaid expenses and other receivable	324,084	66,792

Total current assets	47,709,815	29,661,728

Deferred tax asset	857,114	-
Long term investment	355,226	353,512
Property plant and equipment, net	17,205,861	18,628,283
Land use rights and land development, net	4,126,287	4,175,170

Total Assets	$70,254,303	$52,818,693

LIABILITIES AND EQUITY

Current liabilities
Short-term bank loans	$20,996,746	$15,908,055
Long-term loan-current portion	175,245	174,399
Notes payable	18,219,740	15,002,772
Notes payable-a related party	11,797,392	-
Trade accounts payable	666,309	767,977
Advances from customers	680,380	360,279
Income tax payable	-	24,193
Other payables	730,603	713,058
Amount due to shareholders	416,510	414,840
Capital lease payable	-	199,508

Total current liabilities	53,682,925	33,565,081

Long-term loan	129,460	303,235
Total Liabilities	53,812,385	33,868,316

Commitments and Contingencies	-	-

Shareholders’ equity
Common stock ($.001 par value; 80,000,000 shares authorized; 78,525,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively) (see note below)	78,525	78,525
Common stock to be authorized and issued ($.001 par value; 100,948,684 shares to be authorized and issued as of September 30, 2012 and December 31, 2011) (see note below)	100,949	100,949
Additional paid-in capital	10,700,856	10,700,856
Statutory reserves	1,606,654	1,606,654
Retained earnings	1,323,877	3,926,783
Accumulated other comprehensive income	2,631,057	2,536,610
Total Matches, Inc. shareholders’ equity
	16,441,918	18,950,377

Non-controlling interests	-	-
Total Equity	16,441,918	18,950,377
TOTAL LIABILITIES AND EQUITY	$70,254,303	$52,818,693

(Note: In December 2010, the Company agreed to issue 170,948,684 shares of common stock in a transaction of share exchange, due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Prior to share exchange, the Company has 8,525,000 shares of common stock issued and outstanding, see Note 1 and Note 21 for details)

See notes to the consolidated financial statements.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$9,277,078	$24,092,128	$32,992,471	$73,290,859

Cost of sales	9,664,290	20,557,638	32,529,236	65,478,402

Gross margin	(387,212)	3,534,490	463,235	7,812,457

Operating expenses

General and administrative expenses	658,876	592,539	2,117,652	1,943,710

Selling expenses	123,063	176,672	428,198	660,684

Total operating expenses	781,939	769,211	2,545,850	2,604,394

Income/(loss) from operations	(1,169,151)	2,765,279	(2,082,615)	5,208,063

Other income/(expense)

Government grants	-	-	243,662	385,833

Interest income	133,109	122,471	193,476	214,518

Interest expense	(670,127)	(268,836)	(1,783,040)	(811,828)

Other income	(16)	5,925	16,657	27,297

Other (expense)/income, net	(537,034)	(140,440)	(1,329,245)	(184,180)

Income/(loss) before income tax expense	(1,706,185)	2,624,839	(3,411,860)	5,023,883

Income tax expense/(benefit)	(414,795)	665,458	(808,954)	1,359,138

Net Income/(loss) before allocation to non-controlling interests	(1,291,390)	1,959,381	(2,602,906)	3,664,745

Less: Net loss attributable to non-controlling interests	-	(3,266)	-	(3,266)
Net income/(loss) attributable to Matches, Inc.	(1,291,390)	1,962,647	(2,602,906)	3,668,011

Other Comprehensive income

Net income/(loss) before allocation to non-controlling interests	(1,291,390)	1,959,381	(2,602,906)	3,664,745
Foreign currency translation adjustment	(39,735)	168,016	94,447	535,548
Comprehensive Income/(loss)	(1,331,125)	2,127,397	(2,508,459)	4,200,293

Less: Comprehensive income attributable to non-controlling interests	-	2,648	-	14,057
Comprehensive Income/(loss) Attributable to Matches, Inc.	(1,331,125)	2,124,749	(2,508,459)	4,186,236

Weighted-average number of common shares outstanding

Basic and diluted- actual	78,525,000	78,525,000	78,525,000	78,525,000

Basic and diluted-pro forma (see note below)	179,473,684	179,473,684	179,473,684	179,473,684

Earnings per share

Basic and diluted- actual	$(0.02)	$0.02	$(0.03)	$0.05

Basic and diluted-pro forma (see note below)	$(0.01)	$0.01	$(0.01)	$0.02

(Note: pro forma earnings per share reflects the effect from 100,948,684 shares of common stock to be issued and authorized as of September 30, 2012 and December 31, 2011, respectively, see Note 1 and Note 24 for details)

See notes to the consolidated financial statements.

MATCHES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income/(loss) before allocation to non-controlling interests	$(2,602,906)	$3,664,745
Adjustments to reconcile net income before allocation to non-controlling interests to net cash provided by operating activities:
Depreciation	1,684,386	1,565,901
Amortization of land use rights and land development	69,191	67,292
Changes in operating assets and liabilities
Restricted cash	(7,026,497)	901,882
Notes receivable	894,054	(1,062,390)
Trade accounts receivable, net	717,958	(3,292,734)
Advance to suppliers	(5,716,523)	135,201
Inventories	(1,685,867)	1,288,192
Prepaid expenses and other receivable	(257,232)	(22,671)
Amount due from a related party	2,043,168	-
Deferred tax asset	(857,995)	-
Notes payable	3,147,482	(3,096)
Notes payable- a related party	11,809,511	-
Trade accounts payable	(105,499)	(274,102)
Advances from customers	318,681	586,188
Income tax payable	(24,335)	221,898
Other payables	14,104	(1,372,057)
Amount due to shareholders	-	197,627

Net cash provided by operating activities	2,421,681	2,601,876

Cash flows from investing activities:
Purchases of property plant and equipment	(170,122)	(2,535,832)
Loan to a third party	(7,578,150)	-

Net cash used in investing activities	(7,748,272)	(2,535,832)

Cash flows from financing activities:
Repayment of capital lease obligations	(200,681)	(240,545)
Proceeds from bank loans	22,124,598	16,819,859
Repayment of bank loans	(17,283,287)	(9,537,350)

Net cash provided by /(used in) financing activities	4,640,630	(2,958,036)
Effect of foreign currency fluctuation on cash and cash equivalents	5,594	146,449

Net decrease in cash and cash equivalents	(680,367)	(2,745,543)

Cash and cash equivalents- beginning of period	2,699,255	6,403,120

Cash and cash equivalents-end of period	$2,018,888	$3,657,577
Cash paid for interest expense	$1,783,040	$811,828
Cash paid for income tax	$73,272	$1,131,999

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

The transaction closed on December 22, 2010 the (“Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired Golden by agreeing to issue 170,948,684 shares of common stock of the Company, constituting 95.25% of the Company’s shares, to Golden’s owners after giving effect to the issuance of such shares. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of the acquisition and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or the Company completes a contemplated reverse stock split, which will not affect the total authorized shares.  The stockholder entitled to the additional shares owns a majority of the outstanding common shares, which entitles her to approve the amendment or the reverse stock split. Golden’s owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of September 30, 2012, 78,525,000 shares are issued and outstanding and 100,948,684 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

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

Call Option Agreements-Chen Jinle and other several senior management and other parties (each of them, the “Purchaser”) have entered into call option agreements, dated as of November 30, 2010, with our major shareholder, Hung Tsui Mei, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Hung Tsui Mei at a price of $0.0001 per share for a period of five years upon satisfaction of certain conditions.   These conditions are that (1) the Purchaser and Jinkai enter into a binding employment agreement for a term of not less than five years, the Purchaser will be entitled to purchase up to 40% of the total shares granted to the Purchaser; (2)  Suzhou Jinkai achieves  tax net income of not less than US$ 400,000 as determined under United States Generally Accepted Accounting Principles consistently applied (“US GAAP”) for the fiscal year ended December 31, 2010, the Purchaser will be entitled to purchase up to 40% of the total shares granted to the Purchaser; and (3)  Jinkai achieves not less than after tax net income of US$ 100,000 as determined under US GAAP for the period from January 1, 2011 to March 31, 2011. The shares covered under such call option agreements amount to 88% of all issued and outstanding shares as of this time, of which Chen Jinle will be entitled to purchase 35% of all issued and outstanding shares of Matches, Inc.

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

Details of the Company’s subsidiaries as of September 30, 2012 were as follows:

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

At September 30, 2012, the Company has a positive cash balance of $2,018,888 and negative working capital of $5,973,110. From inception through September 30, 2012 the Company has accumulated retained earnings of $1,323,877 and total equity of $ 16,441,918.

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

Principles of consolidation

The accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011 and the related consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and cash flows for the nine months ended September 30, 2012 and 2011 include those of the Company and its subsidiaries. All transactions and balances between the Company and its direct or indirect owned subsidiaries have been eliminated upon consolidation.

Non-controlling interest represents the ownership interests in the subsidiary that are held by owners other than the parent. In December 2007,  “Non-controlling Interests in Consolidated Financial Statements ”  ASC Topic 810-10. ASC 810-10 requires that the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity and that net income or loss and comprehensive income or loss are attributed to the parent and the non-controlling interest.  If losses attributable to the parent and the non-controlling interest in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the non-controlling interest, is attributed to those interests. ASC 810-10 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted this standard on January 1, 2010.

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

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized as of September 30, 2012 and December 31, 2011.

Recently issued accounting pronouncements

There are no new accounting pronouncements issued during the period that have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – Restricted cash

The Company is required to make a restricted cash deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $12,168,684 and $5,124,559, as of September 30, 2012 and December 31, 2011, respectively. (See Note 14)

NOTE 4 – Notes receivable

Notes receivable of $ 3,461,016 as of September 30, 2012 and $4,333,150 as of December 31, 2011 represents bank acceptance notes the Company received from customers for sales of products. The notes have maturity durations of 6 months, and are accepted by banks.

NOTE 5 – Trade accounts receivable

Accounts receivable at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Trade accounts receivable	$8,223,126	$8,897,224

No allowance for doubtful accounts was recorded as of September 30, 2012 and December 31, 2011 as management believes no accounts are uncollectible as of September 30, 2012 and December 31, 2011.

NOTE 6 – Advance to suppliers

In order to secure inventory supplies of raw materials, the Company made advance payments to certain suppliers. As of September 30, 2012 and December 31, 2011, the advance payments to suppliers amounted to $6,426,362 and $712,253, respectively.

NOTE 7 –Loan to a third party

On September 1, 2012, the Company entered a loan agreement with Taicang Bairui Co., Ltd(“Bairui”). According to this agreement, the Company loaned $7,578,150 (RMB48,000,000) to Bairui with an annual interest rate of 12%,  due upon the Company’s demand for Bairui’s daily operating needs.

NOTE 8 –Inventory

Inventories as of September 30, 2012 and December 31,2011consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Raw materials	$600,084	$1,521,757
Work in progress	625,740	441,869
Finished goods	3,446,669	1,010,316

	$4,672,493	$2,973,942

No provision for inventory obsolescence was recorded as of September 31, 2012 and December 31, 2011.

NOTE 9 –Long term investment

Zhongxian was treated as a subsidiary of Jinkai, which owned 55% equity interest in Zhongxian through December 26, 2011. On December 26, 2011, Jinkai transferred 40% equity interest in Zhongxian to Mr. Chen Jinle. Consequently, Jinkai’s equity interest in Zhongxian decreased from 55% to 15%. Since then, Jinkai’s investment in Zhongxian is recorded as a cost method investment. This transaction is accounted for a transfer of assets among entities under common control and no gain or loss was recognized. The management regularly evaluates the impairment of cost method investments based on performance and the financial position of the investee as well as other evidence of market value. Such evaluation includes, but not limited to, reviewing the investee’s cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs.

NOTE 10 –Property plant and equipment

Property, plant and equipment as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Buildings and plants	$7,867,226	$7,796,251
Machinery and equipment	17,857,690	17,660,081
Office equipment and furniture	559,502	541,132
Motor vehicles	561,421	558,714
	26,845,839	26,556,178
Less: Accumulated depreciation	(9,648,977)	(7,927,895)
	17,196,862	18,628,283
Construction in progress	8,999	-
	$17,205,861	$18,628,283

The depreciation expenses were $551,642 and $534,295 for the three months ended September 30, 2012 and 2011, respectively. The depreciation expenses were $1,684,386 and $1,565,901 for the nine months ended September 30, 2012 and 2011, respectively.  The collateralized net book value of the equipment for bank loans was $2,026,914 and $2,357,572 at September 30, 2012 and December 31, 2011. The collateralized net book value of the buildings for these bank loans was $3,875,439 and $4,281,810 at September 30, 2012 and December 31, 2011. (See Note 12)

NOTE 11 –Land use rights and land development, net

Land use rights, net as of September 30, 2012 and December 31,2011consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Land use right	$1,598,835	$1,591,123
Land development	2,928,588	2,914,462
	4,527,423	4,505,585
Less: Accumulated amortization	(401,136)	(330,415)

	$4,126,287	$4,175,170

Amortization expenses were $23,049 and $22,606 for the three months ended September 30, 2012 and 2011, respectively. Amortization expenses were $69,191 and $67,292 for the nine months ended September 30, 2012 and 2011, respectively. The collateralized net book value of the lands for these bank loans was $4,007,709 and $4,054,971 at September 30, 2012 and December 31, 2011. (See Note 12)

NOTE 12 –Short-term bank loan

Short-term bank loans as of as of September 30, 2012and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Loan from China Construction Bank, with an annual interest rate of 6.39%, collateralized by land and building, matured on January11, 2012	-	1,414,049
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.47%, collateralized by equipment, matured on April 24, 2012	-	1,414,049
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, matured on February 14, 2012	-	314,233
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, matured on February 14, 2012	-	1,256,933
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, matured on February 28, 2012	-	314,233
Loan from China Construction Bank, with an annual interest rate of 6.31%, collateralized by land and building matured on June 26, 2012	-	1,414,049
Loan from China Construction Bank, with an annual interest rate of 6.31%, guaranteed by Danuo foundry Co., Ltd matured on June 9, 2012	-	1,571,166
Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by XiangTang Group Ltd., matured on August 1, 2012	-	1,492,608

Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by Danuo foundry Co., Ltd and collateralized by equipment, matured on August 28, 2012	-	762,015
Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by Gaozhan Guaranty Co., Ltd., matured on September 15, 2012	-
		1,555,454

Loan from China Construction Bank, with an annual interest rate of 6.56%, guaranteed by Danuo foundry Co., Ltd maturing on November 7, 2012	1,184,086	1,178,374
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 9.15%, collateralized by equipment, matured on June 27, 2012	-	314,233
Loan from Shanghai Pudong Development Bank Taicang Branch, with an annual interest rate of 7.54%, guaranteed by Danuo foundry Co., Ltd, maturing on December 15, 2012	1,973,476	1,963,957
Loan from China Merchants Bank Taicang Branch, with an annual interest rate of 8.86%, guaranteed by Suzhou Jinkai Textile Co., Ltd, maturing on October 1, 2012	947,270	942,702
Loan from China Construction Bank, with an annual interest rate of 6.56%, collateralized by land and building, maturing on January10, 2013	1,420,903	-
Loan from China Construction Bank, with an annual interest rate of 7.57%, collateralized by land and building, maturing on July 3, 2013	1,460,373	-
Loan from China Construction Bank, with an annual interest rate of 6%, Guaranteed by XiangTang Group Textile Co., Ltd, maturing on July 19, 2013	1,499,842	-
Loan from China Construction Bank, with an annual interest rate of 6%, collateralized by account receivable from Xinxiang Co., maturing on January19, 2013	1,025,165	-
Loan from China Construction Bank, with an annual interest rate of 6%, collateralized by land and building, maturing on August 8, 2013	765,709	-
Loan from China Construction Bank, with an annual interest rate of 6%, collateralized by land and building, maturing on September 5, 2013	1,562,993	-
Loan from Industrial and Commercial Bank of China Taicang Branch, with an annual interest rate of 7.89%, guaranteed by Danuo foundry Co., Ltd, maturing on April 26, 2013	789,391	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 8.4%, collateralized by equipment, maturing on January 18, 2013	631,512	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 8.4%, collateralized by equipment, maturing on January 25, 2013	473,634	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 8.4%, collateralized by equipment, maturing on February 17, 2013	1,578,781	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 8.4%, collateralized by equipment, maturing on February 20, 2013	631,512	-
Loan from Jiangsu Rural Commercial Bank, with an annual interest rate of 8.4%, guaranteed by Suzhou Cheng Lian Investment and Guaranty Co. Ltd., maturing on January 30, 2013	1,894,537	-
Loan from Bank of Communications, with an annual interest rate of 6.9%, Guaranteed by Chen Jinle, maturing on August 16, 2013	1,578,781	-
Loan from Bank of Communications, with an annual interest rate of 6.9%, Guaranteed by Siyang Group, maturing on August 19, 2013	1,578,781	-
	$20,996,746	$15,908,055

The interest expenses for these bank loans were $376,288 and $245,046 for the three months ended September 30, 2012 and 2011, respectively. The interest expenses for these bank loans were $1,003,915 and $705,806 for the nine months ended September 30, 2012 and 2011, respectively. The weighted average annual interest rates for these bank loans were 7.25% and 7.23% at September 30, 2012 and December 31, 2011, respectively. The loans’ terms are between four and twelve months. The collateralized net book value of the lands for these bank loans was $4,007,709 and $4,054,971 at September 30, 2012 and December 31, 2011, respectively. The collateralized net book value of the equipment for these bank loans was $2,026,914 and $2,357,572 at September 30, 2012 and December 31, 2011, respectively. The collateralized net book value of the buildings for these bank loans was $3,875,439 and $4,281,810 at September 30, 2012 and December 31, 2011, respectively. The company subsequently repaid matured bank loans through the date the financial statements have been issued.

NOTE 13 –Long-term loans

In January 2011, the Company borrowed $706,051, from Jiangsu Rural Commercial Bank, with a fixed interest rate of 6.71%, 110% over the benchmark interest rate of the People's Bank of China. Pursuant to the loan agreement, collateralized by office building, the Company shall repay in average capital method each quarter during the period from January 18, 2011 to January 17, 2014. As of September 30, 2012, $175,245 was due within one year.

The Company's long-term loan outstanding as of September 30, 2012 and December 31, 2011are as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)
Long-term loan-current portion	$175,245	$174,399
Long-term loan	129,460	303,235

Total long-term loan	$304,705	$477,634

The payment schedule of the Company's long-term loan outstanding as follows:

As of December 31,	Amount
(Unaudited)
2012	58,415
2013	233,660
2014	12,630
Total	$304,705

NOTE 14 –Notes payable

The Company issued certain notes payable aggregating $18,219,740 and $15,002,772 as of September 30, 2012 and December 31, 2011, respectively, to suppliers which are guaranteed by certain banks. There was no substantial modification in the amounts due. These notes payable were issued as replacements of the accounts payable. The terms of these draft notes payable vary depending on the negotiations with the suppliers. Typical terms are six months. On the maturity dates, the note holders present these notes to the banks to draw cash based on the note amounts.

The Company is required to make a restricted security deposit as collateral between 30% and 100% of the face amount of the notes in the banks until the notes are settled. Cash restricted for this purpose including notes payable-a related party amounted to $12,168,684 and $5,124,559 as of September 30, 2012 and December 31, 2011, respectively.

It is the Company's intention to pay the notes payable to the banks on the various due dates.

NOTE 15 –Other payables

Other payables as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Payable for purchasing equipment	$325	$39,419
Accrued expense	435,976	396,456
Payroll payable and welfare payables	225,172	188,437
Other tax payables	3,021	7,099
Others	66,109	81,647

	$730,603	$713,058

Accrued expense represents utility and rental expenses. The Company accrued utility expense and rental expense according to the contracts.

NOTE 16 –Capital lease payable

In September 2009, the Company signed a lease agreement with an equipment supplier under a capital lease arrangement. The arrangement entitles the Company to purchase  leased high-speed stretch yarn machines at $0 at the end of the 3-year lease term as of September 30, 2012. The installations for these machines were completed in December 2009. The leased assets were recorded under property plant and equipment at the lower of (a) the fair value of the leased asset at the inception of the lease or (b) the present value of the minimum lease payments (excluding executing costs) over the lease term, and amortized over the estimated productive lives, which is normally 10 years, on a straight-line basis. Capital lease obligations at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Capital lease obligation	$-	$199,508

Total capital lease obligation	$-	$199,508

Interest expenses amortized under capital lease for the three months ended September 30, 2012 and 2011 were $521 and $4,709, respectively. Interest expenses amortized under capital lease for the nine months ended September 30, 2012 and 2011 were $4,788 and $17,021, respectively.

As of September 30, 2012 and December 31, 2011, the gross amount of the equipment recorded under capital lease agreements was $1,092,235 and $1,086,967. Depreciation expense for the three months ended September 30, 2012 and 2011 was $23,020 and $22,638, respectively.  Depreciation expense for the nine months ended September 30, 2012 and 2011 was $69,101 and $67,204, respectively.

NOTE 17 –Statutory reserve

The Company is required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principles in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. The accumulated balances of the statutory reserve of the Company as of September 30, 2012 and December 31, 2011 were both $1,606,654.

In accordance with PRC laws and regulations, the Company is restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to  $1,606,654, representing the amount of accumulated balance of statutory reserve of Jinkai and Hangyu attributable to the Company, as of September 30, 2012 and December 31, 2011.

NOTE 18 –Government grants

Government grants of $0 for the three months ended September 30, 2012 and 2011, and $243,662 and $385,833 for the nine months ended September 30, 2012 and 2011, respectively represented governmental subsidies received by the Company from the local government's innovation fund as a result of the Company qualifying as a Technology Middle/Small Enterprise.

NOTE 19 –Income taxes

Income tax benefit amounts of $414,795 and $808,954 for the three and nine months ended September 30, 2012 represents deferred taxes due to the operating loss from the subsidiary Jinkai during the three and nine months ended September 30, 2012. Income taxes expense amounts of $665,458 and $1,359,138 for the three months and nine months ended September 30, 2011 represents PRC current income taxes.

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

	Three Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Current:
PRC	-	378,852
Deferred:
PRC	(414,795)	-

Total income tax expense/(benefit)	(414,795)	378,852

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Current:
PRC	48,910	693,680
Deferred:
PRC	(857,864)	-

Total income tax expense/(benefit)	(808,954)	693,680

Significant components of the Company’s deferred tax assets are as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)
Long term:
Net operating loss carry forwards	$857,114	$-

Total deferred tax assets	$857,114	$-

NOTE 20–Related party balance

Amount due from a related party

	September 30, 2012	December 31, 2011
	(Unaudited)
Zhongxian	$2,837,012	$4,854,553

The amount due from a related party represented advance payments for the procurement of raw materials.

Notes payable-a related party

	September 30, 2012	December 31, 2011
	(Unaudited)
Zhongxian	$11,797,392	$-

The notes payable-a related party represented payments for the procurement of raw materials.

The Company issued certain notes payable to Zhongxian which are guaranteed by certain banks. There was no substantial modification in the amounts due.These notes payable were issued as replacements of the accounts payable. The terms of these draft notes payable vary depending on the negotiations with Zhongxian. Typical terms are six months. On the maturity dates, the note holders present these notes to the banks to draw cash based on the note amounts.

The Company is required to make a restricted security deposit as collateral between 30% and 100% of the face amount of the notes in the banks until the notes are settled. Cash restricted for this purpose including notes payable-a related party amounted to $12,168,684 and $5,124,559 as of September 30, 2012 and December 31, 2011, respectively.

It is the Company’s intention to pay the notes payable to the banks on various due dates.

NOTE 21–Reverse merger and common stock (restatement of the stockholders’ equity)

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

Pursuant to the terms of the Share Exchange Agreement, Golden shareholders transferred to the Company all of the Golden shares in exchange for the issuance of 170,948,684 shares of the Company’s common stock. Therefore, the Company reclassified its common stock and additional paid-in-capital accounts for the period ended September 30, 2012 and year ended December 31, 2011 accordingly.

The Company had 80,000,000 shares of common stock authorized, with a par value of $0.001 per share. Prior to the share exchange on December 22, 2010, the Company had 8,525,000 shares issued and outstanding. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the Closing of this transaction and the remaining shares will be issued at such time as the Company has completed an amendment to its articles to increase its authorized shares or effects a reverse stock split. Golden’s owners waived the right to receive the remaining shares as the condition of closing the transaction, subject to being able to receive them at some future time. As of September 30, 2012, 78,525,000 shares are issued and outstanding, and 100,948,648 shares are pending to be authorized and issued. These shares have been recorded in the balance sheets as common stock to be authorized and issued.

NOTE 22 –Concentrations and credit risks

As of September 30, 2012 and December 31, 2011, the Company held cash in banks of $2,018,888 and $2,699,255, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits  with large financial institutions in the PRC with acceptable credit ratings.

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

No single customer accounted for 10% or more of total sales for the three and nine months ended September 30, 2012 and 2011.

Two major suppliers accounted for 90% ($6,506,021) of the Company’s inventory purchases for the three months ended September 30, 2012. Two major suppliers accounted for 90% ($16,784,742) of the Company's inventory purchases for the three months ended September 30, 2011. Three major suppliers accounted for 72% ($19,973,979) of the Company’s inventory purchases for the nine months ended September 30, 2012. Two major suppliers accounted for 87% ($48,524,160) of the Company’s inventory purchases for the nine months ended September 30, 2011. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw material on acceptable terms, and finally the Company’s financial results may be adversely affected.

NOTE 23 – Commitments and contingencies

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have material adverse effect on the business, financial condition or results of operations.

The Company has not recorded any legal contingencies as of September 30, 2012.

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

The Company and these third-party enterprises have been guaranteeing loans for each other in their day-to-day operations.  Both of these enterprises and the Company are considered good reputation debtors by local banks. The banks allow these companies to guarantee loans for each other instead of requiring the loans be secured by collateral.  The Company considers these third-party enterprises' current financial condition in estimating potential loan losses. None of the enterprises for which the Company has guaranteed loans has defaulted on any loan repayments, and accordingly, the Company has not recorded any liabilities or losses on such guarantees.

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of September 30, 2012:

Financial institutions	Amount	Duration	Borrower
China Construction Bank Taicang Branch	$ 1,263,025	March 2, 2012 to March 1, 2013	TaicangJinshunTextile Co., Ltd

Agriculture Development Bank of China Taicang Branch	6,315,125	September 14, 2012 to September 13, 2013	XiangTang Group Textile Co., Ltd

Minsheng Bank of China Xuyu Branch	1,578,780	June 7, 2012 to June 6, 2013	Jiangsu Xinxiang Textile Co., Ltd

Hua Xia Bank Suzhou Branch	789,391	September 13, 2012 to March 13, 2013	Taicang Liheng Metal Materials Co., Ltd.

Hua Xia Bank Suzhou Branch	789,391	September 17, 2012 to March 17, 2013	Taicang Liheng Metal Materials Co., Ltd.
	$10,735,712

NOTE 24 –Earnings per share

(a) The following table presents a reconciliation of actual basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted- actual	78,525,000	78,535,000
Net income /(loss) available for common shareholders	$(1,291,390)	$1,962,647
Basic and diluted earnings per share – actual	$(0.02)	$0.02

	For the Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted- actual	78,525,000	78,525,000
Net income/ (loss) available for common shareholders	$(2,602,906)	$3,668,011
Basic and diluted earnings per share – actual	$(0.03)	$0.05

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

(b) In the share exchange on December 22, 2010, the Company agreed to issue 170,948,684 shares of common stock. Due to a shortage of currently authorized shares, 70,000,000 shares were issued at the closing of this transaction. Therefore, the Company has 78,525,000 shares of common stock issued and outstanding as of September 30, 2012, and the remaining shares will be issued in the future. The following table presents a reconciliation of pro forma basic and diluted earnings per share which give the effect that the remaining shares to be issued as if the remaining shares had issued on the closing of this transaction. All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

	For the Three Months ended September 30,
	2012	2011
Pro Forma	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted–pro forma	179,473,684	179,473,684
Net income/(loss) available for common shareholders	$(1,291,390)	$1,962,647
Basic and diluted earnings per share–pro forma	$(0.01)	$0.01

	For the Nine Months ended September 30,
	2012	2011
Pro Forma	(Unaudited)	(Unaudited)
Weighted-average shares of common stock outstanding Basic and diluted–pro forma	179,473,684	179,473,684
Net income/(loss) available for common shareholders	$(2,602,906)	$3,668,011
Basic and diluted earnings per share–pro forma	$(0.01)	$0.02

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Disclaimer Regarding Forward-Looking Statements

This Current Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “we believe,” “believes,” “management believes” and similar language.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors” in our Form 10-K for the year ended December 31, 2011,  as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Form 10-Q.

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

(c)Competition

The chemical fiber market in China is large and fragmented. There are many other companies that make similar products, and thus price levels are set by competition in the marketplace. We believe that we are considered better than average in quality and service, and accordingly have been receiving a moderate premium. We are located in a textile intensive region and have a large number of customers within a 200KM radius of our facility. While the Chinese chemical fiber market is vast and national price levels affect local levels, most of our competition takes place from regional companies, as customers desire quick delivery. Also chemical fiber is a major cost component for fabric makers and thus they often prefer chemical fiber suppliers that are closer in proximity to foster closer business ties. Likewise, we place great emphasis on the customer relationship, because all of our customers could find other sources if our price, quality, or service became noncompetitive.

Cost of Sales

Our cost of sales consists primarily of raw materials, direct labor and production overhead costs.

Our key raw material is PET and we primarily procure this from several nearby raw material suppliers, all located within 200 kilometers of our production facility.  Direct labor includes salaries, wages and staff related costs of plant operators and those who are directly involved in the production of our products. Overhead consists mainly of depreciation charges on machinery, utilities (water and electricity) and other factory related costs. In addition to the volume of production, our costs of sales are affected by, (a) factors affecting the costs of raw materials, namely, the market demand and supply conditions for crude oil; (b) factors affecting labor costs, namely demand and supply of labor, general wage levels, and government regulations; as well as (c) factors affecting general manufacturing overhead, namely, our depreciation expense resulting from capital expenditures and general prices of utilities charges.

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

Results of Operations for the Three Months Ended September 30, 2012 and for the Nine Months Ended September 30, 2012, as compared to the same periods Ended September 30, of 2011

The following table sets forth a summary of certain key components of our results of operations for the periods indicated in dollars and as a percentage of sales.

	Three months ended September 30			Nine months ended September 30
	2012	2011	Change%	2012	2011	Change%
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Sales	$9,277,078	$24,092,128	-61.5%	$32,992,471	$73,290,859	-55.0%
Cost of Sales	9,664,290	20,557,638	-53.0%	32,529,236	65,478,402	-50.3%
Gross Margin	(387,212)	3,534,490	-111.0%	463,235	7,812,457	-94.1%
General and Administrative Expenses	658,876	592,539	11.2%	2,117,652	1,943,710	8.9%
Selling Expenses	123,063	176,672	-30.3%	428,198	660,684	-35.2%
Income /(loss)From Operations	(1,169,151)	2,765,279	-142.3%	(2,082,615)	5,208,063	-140.0%
Other(expense)/Income	(537,034)	(140,440)	282.4%	(1,329,245)	(184,180)	621.7%
Income/(loss) Before Income Tax expense	(1,706,185)	2,624,839	-165.0%	(3,411,860)	5,023,883	-167.9%
Income Tax Expense(benefit)	(414,795)	665,458	-162.3%	(808,954)	1,359,138	-159.5%
Net income attributable to noncontrolling interest	-	(3,266)	-100.0%	-	(3,266)	-100.0%
Net income/(loss) attributable to Matches, Inc.	$(1,291,390)	$1,962,647	-165.8%	$(2,602,906)	$3,668,011	-171.0%

Comparing the three months ended September 30, 2012 with the same period of 2011, our sales have decreased by 61.5% from $24,092,128 to $9,277,078; also comparing the nine months ended September 30, 2012 with the same period of 2011, our sales have decreased by 55% from $ 73,290,859 to $32,992,471. The decrease in our sales is mainly due to the decrease in our product prices and decrease in our sales volume. As market demand has weakened and horizontal competition is heating up, the Coompany has been required to decrease sales prices. As a result,  average sales price decreased from $2,517 per metric tons during the third quarter of 2011 to $1,812 per metric tons during the third quarter of 2012. Also, sales volume decreased by 48% from 9,585 metric tons as of September 30, 2011 to 4,998 metric tons as of September 30, 2012 due to the decrease of market demands. The average sales price decreased from $2,448 per metric tons during the 9 months ended September 30, 2011 to $1,905 per metric tons during the 9 months ended September 30, 2012. Also,  sales volume decreased by 41% from 30,013 metric tons during the 9 months ended September 30, 2011 to 17,578 metric tons during the nine months ended September 30, 2012.

Cost of Sales

Comparing the three months ended September 30, 2012 with the three months ended September 30, 2011,  cost of sales decreased by 53.0% from $20,557,638 to $9,664,290. Comparing the  nine months ended September 30, 2012 with the same period of 2011, cost of sales decreased by 50.3% from $65,478,402 to $32,529,236. There are two major reasons attributable to the decrease of cost of sales: The decrease of unit price of the main raw materials in 2012 compared to 2011; and the decrease of sales volume. Our cost of sales consists primarily of our main raw material PET (Polyethylene Terephthalate), a by-product of crude oil. The decrease in cost of sales is due to the decrease in the price of crude oil.. The major raw materials' average price (PET) in the third quarter of 2012 decreased to $1,389 per metric ton from $1,654 per metric ton in the corresponding period of 2011. Also comparing the nine months ended September 30, 2012 with the same period of 2011, the major raw materials' average price (PET) decreased to $1,405 per metric tons from $1,680.

Gross Profit and Gross Margin

Comparing the three months ended September 30, 2012 with the same period of 2011, gross profit decreased by 111% to gross loss 387,212, and gross margin decreased from 14.7% to -4.2%. Comparing the nine months ended September 30, 2012 with the same period of 2011, gross profit decreased by 94.1% from $7,812,457 to $463,235, and the gross margin decreased from 10.7% to 1.4%. This decrease is mainly due to the decrease of sales price being  more than the decrease of unit price of raw materials and weakness of market demand.

General and Administrative Expenses and Selling Expenses

General and administrative expenses include payroll-related costs, travel expenses, business entertainment, bank service charges, and legal and professional fees. Comparing three months ended September 30, 2012 with the same period of 2011, our general and administrative expenses increased by 11.2% from $592,539 to $658,876. Also comparing the nine months ended September 30, 2012 with the same period of 2011,  general and administrative expenses increased 8.9% from $1,943,710 to $2,117,652. This increase was primarily due to the following expenses which increased from 2011 to 2012: salary expense, as the Company has raised the salary level of staff and recruited several full-time management personnel since April, 2011 due to the increase of average salary level in 2011; and social insurance, as the Company broadened the payment scale of staff social insurance.

Selling expenses include transportation fees, advertising and payroll-related costs. For the three months ended September 30, 2012 and 2011, selling expenses decreased by 30.3% from $176,672 to $123,063. For the nine months ended September 30, 2012 and 2011, the selling expenses decrease by 35.2% from $660,684 to $428,198. This was primarily due to the decrease in transportation fees as sales volume decreases.

Other income/(Expense)

The following tables sets forth a breakdown of the other income /( expenses) of the company:

	Three Months End September 30		Nine Months End September 30
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Government grants	$-	-	$243,662	385,833
Interest income	133,109	122,471	193,476	214,518
Interest expense	(670,127)	(268,836)	(1,783,040)	(811,828)
Other income	(16)	5,925	16,657	27,297
Other income/(expense)	$(537,034)	(140,440)	$(1,329,245)	(184,180)

Other net expense includes interest expense offset by government grants, interest income and others. Comparing the three months ended September 30, 2012 with the same period of 2011, other expense increased 282.4% from $140,440 to $537,034. This increase was due to the increase of interest expense from $268,836 to $670,127 as the increase of discount notes receivable. Also comparing the nine months ended September 30, 2012 with the same period of 2011, other expense increased also increased 621.7% from $184,180 to $1,329,245. The increase was also due to the increase of interest expense from $811,828 to $1,783,040 as the increase of discount notes receivable for working capitals.

Income Tax Expense/( Benefit)

As the result of the deferred tax assets  recognized during the three months ended September 30,2012, we recognized income tax benefit amount $414,795 for the three months ended September 30,2012, compared to income tax expense amount $665,458 for the same period in 2011. For the nine months ended September 30, 2012, we recognized an income tax benefit amount of $808,954, compared to the income tax expense amount $1,359,138 for the same period in 2011. The decrease of income tax expense was due to the decrease of our profit before income taxes.

Net Income /(Loss) Attributable to Matches, Inc.

We recorded $1,291,390 in net loss attributable to Matches, Inc. for the three months ended September 30, 2012, compared to net income of $1,962,647 attributable to Matches, Inc. for the same period of 2011. For the nine months ended September 30, 2012, we recorded $2,602,906 in  net loss attributable to Matches, Inc., compared to the net income $3,668,011 attributable to Matches, Inc. for the same period in 2011. This decrease is primarily due to a decrease in our gross profit.

LIQUIDITY AND CAPITAL RESOURCES

The Company has short-term bank loans outstanding of $20,996,746 and $15,908,055 as of September 30, 2012 and December 31, 2011 respectively. The Company plans to use cash generated from operations and proceeds from new bank loans to pay off all outstanding short-term bank loans in 2012.Upon maturity, the Company’s majority shareholder intends to provide sufficient working capital to allow the Company to repay the loan and fulfill its other payment obligations.

The Company believes that its cash and cash equivalents balance at December 31, 2011, estimated cash inflows from operations for 2012, and the additional proceeds committed from its majority shareholder will be sufficient to meet the Company’s liquidity requirements for 2012. However, in the event of unforeseen circumstances, or unfavorable market or economic developments, the adequate capital may not available to us as required, or is not available on favorable terms; our business, financial condition and results of operations may be adversely affected.

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

As of September 30, 2012 and December 31, 2011, restricted retained earnings were both $1,606,654 and restricted net assets were both $12,556,724. The unrestricted retained earnings as of September 30, 2012 and December 31, 2011 were $1,323,877 and $3,926,783, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

Restricted cash

The Company from time to time pays suppliers by means of notes payable. The Company is required to make a restricted security deposit between 30% and 100% of the face amount of the notes accepted by the bank for the Company until the notes are settled. Cash restricted for this purpose amounted to $12,168,684 and $5,124,559 as of September 30, 2012 and December 31, 2011, respectively, with an increase of $7,044,125, or approximately 137.5%.

The following table sets forth the summary of our cash flows for the nine months ended September 30, 2012, comparing with the nine months ended September 30, 2011:

	Nine Months Ended September 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$2,421,681	$2,601,876
Net cash used in investing activities	(7,748,272)	(2,535,832)
Net cash provided by/(used in) financing activities	4,640,630	(2,958,036)
Effect of foreign currency fluctuation on cash and cash equivalents	5,594	146,449
Cash and cash equivalents-beginning of period	2,699,255	6,403,120
Cash and cash equivalents- end of period	$2,018,888	$3,657,577

Cash Flow from Operating Activities

Net cash provided by operating activities for nine months ended September 30, 2012 was $2,421,681. This was attributable to our net loss of $2,602,906, adjusted by non-cash related expense including depreciation of $1,684,386, amortization of land use rights and land development $69,191, and a net increase in cash from working capital items of $3,271,010. The net increase in working capital items was mainly due to the increase in restricted cash, inventories, and advance to suppliers, offset by the increase in notes payable and notes payable-RPT.

Cash Flow from Investing Activities

During the nine months ended September 30, 2012, net cash used in investing activities was $7,748,272, compared to $2,535,832 for the nine months ended September 30, 2011. The increase was primarily due to the increase in loan to a third party.

Cash Flow from Financing Activities

During the nine months ended September 30, 2012, net cash provided by financing activities was $4,640,630 which mainly consisted of a repayment of capital lease obligations of $200,681, net proceeds from bank loans of $4,841,311. As compared with the same period of 2011 in which the net cash used in financing activities was $2,958,036, the increase of cash provided by financing activities was mainly due to the decrease of repayments of bank loans from $19,537,350 for nine months as of September 30, 2011 to $17,283,287 for the same period of 2012 and the increase in proceeds from bank loans from $16,819,859 to $22,124,598 for daily operation.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e). Based upon those evaluations, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As such we believe that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filling with the SEC (i) is recorded, processed, summarized and reported within the required time period and (ii) is accumulated and communicated to our management, including our principal, executive officers and principal financial officers, as appropriate to allow timely decision regarding required disclosure.

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

Date: November 14, 2012

By /s/ Zhao Zhimeng

Zhao Zhimeng

Chief Financial Officer

(Principal Financial and Accounting Officer)

and Duly Authorized Officer